Form 10-K
period 1995-03-31
ELMERS RESTAURANTS INC
filed 1995-06-28
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1995 or
                          --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________
Commission file number 0-14837

                   ELMER'S RESTAURANTS, INC.
     (Exact name of registrant as specified in its charter)

          Oregon                           93-0836824
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

          11802 SE Stark
          Portland, Oregon                     97216
(Address of principal executive offices)     (Zip Code)

                Registrant's telephone number,
             including area code:  (503) 252-1485

Securities registered pursuant to Section 12(b) of the Act:

                              None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, no par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X
No ___                                               ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

          Aggregate market value of Common Stock held by nonaffiliates of the Registrant at May 19, 1995: $1,469,767.
For purposes of this calculation, officers and directors are considered affiliates.

          Number of shares of Common Stock outstanding at May 19, 1995: 1,577,472.

              Documents Incorporated by Reference
              -----------------------------------

                                     Part of Form 10-K into
Document                             which incorporated
- --------                             ----------------------

1995 Annual Report to Shareholders      Parts II and IV

Proxy Statement for 1995 Annual Meeting      Part III
of Shareholders


                      TABLE OF CONTENTS
                       -----------------

Item of Form 10-K                                        Page
- -----------------                                        ----
PART I                                                    1

Item 1 -  Business                                        1

Item 2 -  Properties                                      7

Item 3 -  Legal Proceedings                               8

Item 4 -  Submission of Matters to a Vote
          of Security Holders                             8

Item 4(a) - Executive Officers of the Registrant          8

PART II                                                   10

Item 5 -  Market for the Registrant's Common
          Equity and Related Stockholder Matters          10

Item 6 - Selected Financial Data                          10

Item 7 - Management's Discussion and Analysis
          of Financial Condition and Results of           10
          Operations

Item 8 - Financial Statements and Supplementary Data      10

Item 9 - Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure          10

PART III                                                  11

Item 10 - Directors and Executive Officers of
          the Registrant                                  11

Item 11 - Executive Compensation                          11

Item 12 - Security Ownership of Certain Beneficial
          Owners and Management                           11

Item 13 - Certain Relationships and Related
          Transactions                                    11

PART IV                                                   12

Item 14 - Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                         12

SIGNATURES                                                15

                            PART I

Item 1.  Business
- ------   --------

General
- -------

          The Company, located in Portland, Oregon, is a franchisor and operator of full-service, family-oriented restaurants under the names "Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake & Steak House." The Company is an
Oregon corporation and was incorporated in 1983. The Company owns and operates eleven restaurants and franchises 18 restaurants.

          Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company franchises 18 restaurants in six Western states. Until August 1986 the Company owned and operated only one restaurant, at the Delta Park location in Portland, Oregon. Since that time the Company has constructed two restaurants and has acquired eight other restaurants formerly operated by franchisees. See "Company-Owned Restaurants." Company-owned restaurants are located in the Delta Park section of Portland, Oregon; Beaverton, Gresham, Hillsboro, Medford, Albany and Grants Pass, Oregon; Palm Springs, California; Boise, Idaho; and Tacoma and Lynnwood, Washington.

Elmer's Pancake & Steak House
- -----------------------------

          Restaurant Format and Menu  The Company franchises
          --------------------------
or operates a total of 29 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a colonial style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 8,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Thirteen of the restaurants have a lounge with a seating capacity ranging from 15 to 75. The normal hours of operation are from 6 a.m. to 10 or 11 p.m. and to 12 midnight on weekends in restaurants with lounges.

          Each restaurant offers full service, with a host or hostess to seat guests and handle payments, wait staff to take and serve orders, and additional personnel to clear and reset tables.

          The menu offers an extensive selection of items for breakfast, lunch, and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelettes, crepes, and other popular breakfast items. Each Elmer's restaurant makes all its breakfast batters and compotes from scratch and prepares its fruit sauces with fresh fruits when in season. The lunch menu includes soups made from scratch, french dips, hamburgers, and sandwiches. Customers at dinner may choose among steak, seafood, chicken, and, in most restaurants, filet mignon and prime rib. While most menu selections are standard to all Elmer's restaurants, restaurants in different areas include on their menus selections that appeal to local preferences. Breakfast and lunch selections generally range in price from $1.85 to $7.25; dinner selections generally range in price from $5.50 to $11.75. A special children's menu is offered in most restaurants.

Franchise Operations
- --------------------

          Under a franchise agreement a franchisor grants to a franchisee the right to operate a business in a manner developed by the franchisor. The franchisee owns the franchised operation independently from the franchisor and, in effect, buys the right to use the franchisor's name, format, and operational procedures. Franchisees benefit from a common identification, standardized products, and the business reputation and services that a franchisor may provide, such as group advertising, management services, product enhancements, and group buying programs. The franchisor is able to capitalize on its business concept without, in many cases, having to invest substantial capital for expanded operations.

          Existing Franchisees  The existing franchise
          --------------------
agreements grant to franchisees the right to operate an Elmer's restaurant in one specific location for 25 years, renewable generally for an additional 25-year period. When they entered into franchising agreements, the existing franchisees paid initial franchise fees of up to $25,000 plus additional fees of up to $10,000 if the restaurant had a lounge serving alcoholic beverages. They pay monthly franchise royalty fees ranging from one to four percent of the gross revenues of their restaurants. All but two restaurants must contribute one percent of gross revenues to a common advertising pool if required to do so by the Company.

          Prospective Franchisees  Prospective new franchisees
          -----------------------
will pay an initial franchise fee of $35,000. Initial franchise fees are payable in cash at the execution of the franchise agreement. Existing franchisees opening new franchised restaurants may pay a lower initial franchise fee than new franchisees. For new franchisees, the monthly franchise royalty fee will be four percent of the gross revenues of the restaurant, with a minimum monthly fee of $500. A monthly advertising contribution equal to one percent of the gross revenues of the restaurant will be assessed. The Company has executed only two franchise agreements involving new franchisees since instituting the four percent royalty fee in March 1986, but management believes the fee is competitive with other similar restaurant franchise royalty fees and is appropriate in light of the Company's franchise services. It has been the practice of the Company in recent years to permit existing franchisees to open new franchises under the royalty rate that applied to the existing franchises owned by that franchise. See "Services to Franchisees."

          A prospective franchisee who assumes operation of a previously unsuccessful franchised restaurant may be offered a reduced initial franchise fee, deferred payment of the franchise fee, or other concessions the Company deems appropriate. Pursuant to certain area franchise agreements, the Company will receive reduced initial franchise fees and monthly royalty fees from additional restaurants that may be opened in the areas covered by those agreements. See "Area Franchise Agreements." In connection with the acquisition of the Elmer's franchising operation in 1984, the Company also granted Dale Elmer, a former director of the Company, and members of the Elmer family the right to operate a total of three additional restaurants at a franchise royalty fee of two percent; no restaurants are being operated on this basis.

          Management estimates that construction costs for the standard free-standing building range from approximately $860,000 to $1,060,000, with actual costs dependent upon local building requirements and construction conditions, and further based on configuration and parking requirements. The cost of the land may vary considerably depending upon the quality and size of the site, surrounding population density and other factors. The cost of leasehold improvements and restaurant equipment, including kitchen equipment, furniture, and trade fixtures, is estimated by management to range from approximately $375,000 to $500,000. Inventory and miscellaneous items such as paper goods, food, janitorial supplies, and other small wares are estimated initially to cost between approximately $68,300 and $107,500.

          There is no typical elapsed time from the signing of a franchise agreement until a restaurant is open for business, although it normally takes 120 days from the receipt of the building permits to construct a new restaurant facility. Most restaurants have opened within 12 months of the date of signing the franchise agreement. Franchisees bear all costs associated with the development and construction of their restaurants.

          The Company has added three franchises since August
1987. The last currently operating franchise was added in November 1994.

          Area Franchise Agreements  Under previous management,
          -------------------------
the Elmer's franchising operation granted exclusive area franchise agreements, whereby independent entities obtained the exclusive rights to develop Elmer's restaurants within their respective areas. Areas covered by these agreements are Clackamas County, Oregon; Vancouver, Washington; Idaho; and Montana. The area franchise agreements require the area franchisee to share with the Company the initial fees and the franchise royalty fees for each new restaurant in the area.
The Company's share of the initial fees ranges from $2,500 to $12,500 per restaurant, and its share of the franchise royalty fees ranges from one to two percent of gross revenues per restaurant. There are currently two restaurants covered by area franchise agreements. Under the area franchise agreements, the Company reserves the right to approve each new restaurant franchisee. The area franchise agreements hinder or preclude the Company from opening Company-owned or franchised restaurants in the areas covered by the agreements. The Company is not seeking to grant these agreements in the future.

          Services to Franchisees  The Company makes
          -----------------------
available to its franchisees various programs and materials. The Company provides several manuals to assist franchisees in ongoing operations, including a comprehensive operations manual describing kitchen operations, floor operations, personnel management, job descriptions, and other matters. The Company has prepared a recipe book for franchisees and maintains a complete file of menus from all franchised restaurants. The Company has also prepared a personnel handbook for its Company-owned restaurants. The Company has developed and maintains a menu cost-control program and a labor cost-control program at each of its Company-owned restaurants and has developed and implemented a training manual and programs for all positions within the restaurant.

          The Company provides both formal and informal ongoing training. At least one two-day seminar is scheduled each year. At the seminars, franchisees attend lectures by Company personnel and guest speakers from the industry as well as participate in group workshops discussing such topics as cost control, promotion and food presentation.

          The Company provides each franchisee with specifications for menu items selected by the franchisee for inclusion on restaurant menus. The Company, however, sells no food items or like products to the franchisees, except for certain minor supplies such as guest checks, gift certificates, and children's menus. The Company does not require franchisees to purchase products from designated or approved sources, other than requiring that Boyd's Blend Coffee be served in each restaurant. The Company, however, coordinates franchisees' purchases to obtain volume discounts. Franchisees bear all costs involved in the operation of their restaurants.

          Periodic on-site inspections and audits are conducted to ensure compliance with Company standards and to aid franchisees in improving their sales and profitability.

Company-Owned Restaurants
- -------------------------

          The Company owns and operates eleven Elmer's restaurants, which it has acquired or built over the last several years. The Company has owned and operated a restaurant located in the Delta Park section of Portland, Oregon since January 1984. In August 1986, the Company opened a restaurant in Tacoma, Washington. In January 1987, the Company began operation of a restaurant in Lynnwood, Washington and assumed operation of an Elmer's restaurant in Grants Pass, Oregon that was in bank foreclosure. In fiscal 1988, the Company acquired from former franchisees restaurants in Gresham, Albany, and Medford, Oregon; and Boise, Idaho. In fiscal 1989, the Company purchased the land and buildings for the Boise and Gresham restaurants and also purchased, from a former franchisee, an additional restaurant in Hillsboro, Oregon. Effective May 1, 1989, the Company acquired a franchised Elmer's restaurant in Palm Springs, California. In July 1991, the Company acquired a franchised Elmer's restaurant in Beaverton, Oregon.

Employees
- ---------

          As of March 31, 1995, the Company employed 174 persons on a full-time basis, of whom 11 were corporate office personnel and 163 were restaurant personnel. At that date, the Company also employed 364 part-time restaurant personnel. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

Trademarks and Service Marks
- ----------------------------

          The Company has registered the trademarks and service marks "Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake & Steak House" and the Elmer's logo with the U.S. Patent and Trademark Office. The service mark "Elmer's Colonial Pancake & Steak House" has also been registered in certain states.

          The Company grants to each of its Elmer's restaurant franchisees a nonexclusive right to use the trademarks and service marks in connection with and at each franchise location.

Advertising and Marketing
- -------------------------

          Word-of-mouth advertising, new restaurant openings, and the on-premise sale of promotional products have historically been the primary methods of restaurant advertising. The Company employs an advertising consultant to assist in projecting the Elmer's restaurant concept to the general public in the Western states, primarily through magazines, newspapers, and radio and television commercials. The Company maintains a common advertising pool with its franchisees. After production costs for the advertising campaign have been paid out of the common pool, the remaining money is used for advertising in the various local areas of the franchised restaurants. The Company-owned restaurants and 16 of the 18 franchised restaurants are required to participate by contributing one percent of monthly gross revenues.

Competition
- -----------

          The restaurant industry is highly competitive and is often affected by changes in the tastes and eating habits of the public, by local and national economic conditions affecting spending habits, and by population and traffic patterns. The Company competes for potential franchisees with restaurant franchisors, company-owned restaurants, chains and others. The Company-owned Elmer's restaurants and the franchised Elmer's restaurants compete for customers with restaurants from national and regional chains to local establishments. Some of the Company's competitors are much larger than the Company, having at their disposal greater capital resources and greater abilities to withstand adverse business trends. The Company believes that the principal competitive factors in its favor for attracting both restaurant franchisees and restaurant customers are Elmer's extensive menu, quality of food, service, and reasonable prices.

Government Regulations
- ----------------------

          The Company is subject to various federal, state, and local laws affecting its business. Its restaurants and those of its franchisees are subject to various health, sanitation, and safety standards; federal and state labor laws; zoning restrictions; and state and local licensing of the sale of alcoholic beverages, in some cases. Federal and state environmental regulations have not had a major effect on the Company's operations to date.

          The Company is subject to a number of state laws regulating franchise operations and sales. For the most part, those laws impose registration and disclosure requirements on the Company in the offer and sale of franchises but, in certain cases, also apply substantive standards to the relationship between the Company and the franchisees. The Company is also subject to Federal Trade Commission regulations covering disclosure requirements and sales of franchises.


Item 2.   Properties
- ------    ----------

Headquarters
- ------------

          The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet rented from Dale Elmer, a former executive officer and director of the Company. Lease payments totaled $32,836 for fiscal 1995. The lease expires November 30, 1996.

Company-Owned Restaurants
- -------------------------

          Company-Owned Properties  The Company owns the real
          ------------------------
property upon which the following four Company-owned restaurants are located. All of the properties are subject to encumbrances in favor of lending institutions.

                                   Approximate Area
                                   ----------------
Location                        Site            Restaurant
- --------                        ----            ----------
Tacoma, Washington            1.3 acres        6,350 sq. ft.

Lynnwood, Washington          1 acre           6,400 sq. ft.

Gresham, Oregon               1 acre           6,300 sq. ft.

Boise, Idaho                  1.3 acres        5,500 sq. ft.

          Leased Properties  The Company leases the property
          -----------------
upon which the following seven Company-owned restaurants are located. Each lease contains specific terms relating to calculation of lease payment, renewal, purchase options, if any, and other matters.

                        Approximate Area
                        ----------------
Location               Site          Restaurant       Expiration
- --------               ----          ----------       ----------
Grants Pass, Oregon    1 acre        6,350 sq. ft.    December 31, 1996
Hillsboro, Oregon      1.2 acres     6,350 sq. ft.    January 1, 2002
Medford, Oregon        1.25 acres    6,300 sq. ft.    February 1, 1998
Albany, Oregon         --            5,460 sq. ft.    February 28, 1998
Palm Springs,
  California           1.3 acres     5,500 sq. ft.    April 30, 2007
Portland, Oregon
  (Delta Park)         1.2 acres     6,350 sq. ft.    July 31, 2006
Beaverton, Oregon      --            5,322 sq. ft.    August 31, 2006


Item 3.   Legal Proceedings
- ------    -----------------

          On April 19, 1994, a former director and employee of the Company filed a complaint with the Oregon Bureau of Labor and Industries alleging an unlawful practice on the basis of sex discrimination by the Company and seeking enforcement action. The Civil Rights Division of the Bureau commenced an investigation of the complaint. The former director and employee, however, subsequently requested a notice of right to sue from the Bureau, thereby terminating the Bureau's investigation. The notice of right to sue was issued by the Bureau on April 10, 1995. Under Oregon law, the former director and employee has 90 days from the date of the notice of right to sue to commence a legal action alleging state statutory discrimination claims. No such action has been commenced. On May 18, 1994, the former director and employee filed a similar, federal complaint with the Equal Employment Opportunity Commission. The Commission is investigating the complaint. The Company believes that these complaints are without merit and intends to defend these actions vigorously.


Item 4.   Submission of Matters to a Vote of Security Holders
- ------    ---------------------------------------------------

          Not applicable.


Item 4(a).  Executive Officers of the Registrant
- ---------   ------------------------------------

          As of March 31, 1995, the executive officers and other key personnel of the Company were as set forth below.

Name                     Age  Position
- ----                     ---  --------
Herman Goldberg          70   Chairman of the Board, President
                              and Chief Executive Officer


Juanita Nelson           59   Controller

          The executive officers of the Company are appointed annually for one year and hold office until their successors are appointed.

          Herman Goldberg, the founder of the Company, has served as Chairman of the Board since the Company's organization in June 1983 and as President and Chief Executive
Officer since March 1984.

          Juanita Nelson has served as Controller since March
1985. For more than five years prior to joining the Company, Mrs. Nelson was the Office Manager of the Red Lion Inns and
Thunderbird Motor Inns corporate office.

                            PART II

Item 5.   Market for the Registrant's Common Equity and
- ------    Related Stockholder Matters
          ---------------------------------------------

          The information required by this item is included under "Market Price and Dividends" on page 4 of the Company's
1995 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.   Selected Financial Data
- ------    -----------------------

          The information required by this item is included under "Selected Financial Data" on page 2 of the Company's 1995
Annual Report to Shareholders and is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of Financial
- ------    Condition and Results of Operations
          -------------------------------------------------

          The information required by this item is included under "Management Discussion and Analysis of Financial
Condition and Results of Operations" on pages 2 and 3 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data
- ------    -------------------------------------------

          The information required by this item is incorporated by reference from the Company's 1995 Annual Report to Shareholders as listed in Item 14 of Part IV of this Report.


Item 9.   Changes in and Disagreements with Accountants
- ------    on Accounting and Financial Disclosure
          ---------------------------------------------

          Not applicable.

                           PART III

Item 10.  Directors and Executive Officers of the Registrant
- -------   --------------------------------------------------

          Information with respect to directors of the Company is included under "Election of Directors" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


Item 11.  Executive Compensation
- -------   ----------------------

          Information with respect to executive compensation is included under "Compensation" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners
- --------  and Management
          -----------------------------------------------

          Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
- -------   ----------------------------------------------

          Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
- -------   Reports on Form 8-K
          --------------------------------------------

     (a)(1)  Financial Statements and Schedules
             ----------------------------------

          The following documents are included in the Company's 1995 Annual Report to Shareholders at the pages indicated and are incorporated herein by reference. These documents are included in Exhibit 13.1 to this Annual Report on Form 10-K.


                                                   Page in 1995
                                                   Annual Report
                                                  to Shareholders
                                                  ---------------

Report of Independent Accountants. . . . . . . . . . . .5

Consolidated Statements of Income
  for years ended March 31, 1995, 1994
  and 1993 . . . . . . . . . . . . . . . . . . . . . . .5

Consolidated Balance Sheets at
  March 31, 1995 and 1994. . . . . . . . . . . . . . . .6

Consolidated Statements of Cash Flows
  for years ended March 31, 1995,
  1994 and 1993. . . . . . . . . . . . . . . . . . . . .7

Consolidated Statements of Changes in Shareholders'
  Equity for years ended March 31, 1995,
  1994 and 1993. . . . . . . . . . . . . . . . . . . . .8

Notes to Consolidated Financial Statements . . . . . . .8

          No other schedules are included because the required information is inapplicable or is presented in the financial statements or related notes thereto.

     (a)(2)  Exhibits
             --------

     3.1       Restated Articles of Incorporation of the
               Company.  Incorporated by reference to
               Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1988 (the "1988 Form 10-K").

     3.2 Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3.2 of the Company's
               Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

    10.1 Area Franchisee - Unit Franchisee Agreement dated July 10, 1978 by and between Elmer's Colonial Pancake & Steak House, Inc. and Paul H. and Jacqueline M. Welch, Dale M. and Sandra Lee Elmer. Incorporated by reference to Exhibit
               10.30 of the Company's Registration Statement on Form S-18, Registration No. 2-98298-S (the "Form S-18 Registration").

     10.2 Employment Agreement dated November 30, 1983 by and between EP Holding Company, Inc. and Herman
               Goldberg and amendments thereto.

     10.3 Lease Agreement dated June 18, 1987 by and between Dale M. Elmer and Sandra Lee Elmer and Elmer's Pancake & Steak House, Inc., and addenda thereto. Incorporated by reference to
               Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989 (the "1989 Form 10-K") and Exhibit 10.3 of the December 31, 1991 Form 10-Q.

     10.4 Agreement dated March 23, 1989 between Elmer's Restaurants, Inc. and Elmer's of Palm Springs, a California general partnership consisting of Larry Sloan, Suzanne Sloan, and Daniel B. Van Horst. Incorporated by reference to Exhibit
               10.18 of the 1989 Form 10-K.

     10.5 Amended and Restated Loan Agreement, dated as of June 7, 1991, between the Company and First Interstate Bank of Oregon, N.A. and Seventh Amendment thereto, dated as of May 17, 1995, and Promissory Note, dated as of May 17, 1995, issued by the Company to First Interstate Bank of Oregon, N.A. in connection with the Seventh Amendment.

     10.6 Purchase Warrants exercisable to purchase 5,000 shares of Common Stock of the Company at $1.20 per share from July 1, 1988 to June 30, 1995, issued to Marvine Bonine, August F. Kalberer and Paul Welch, respectively. Incorporated by reference to Exhibit 10.20 of the 1989 Form 10-K.

     10.7 Franchise Agreement between the Company and Paul H. Welch and Jacqueline M. Welch dated March 23, 1993. Incorporated by reference to
               Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (the "1993 Form 10-K").

     10.8 Franchise Development Option Agreement between the Company and Paul H. Welch and Jacqueline M. Welch dated May 3, 1993. Incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K.

     10.9 Commercial Loan Note, dated May 18, 1995, issued by the Company to The Bank of California, N.A.
               and addendum thereto.

     13.1 Portions of 1995 Annual Report to Shareholders incorporated herein by reference.

     22.1      List of Subsidiaries.

     27.1      Financial Data Schedule.


          (b)       Reports on Form 8-K  No reports on Form 8-K
                    -------------------
                    were filed by the Company during the last quarter of the fiscal year ended March 31, 1995.

                          SIGNATURES
                          ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ELMER'S RESTAURANTS, INC.


Date:  June 28, 1995     By HERMAN GOLDBERG
                            ---------------------------------
                            Herman Goldberg,
                            President

          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 1995.

          Signature                Title
          ---------                -----

(1)  Principal Executive and
       Financial Officer


 HERMAN GOLDBERG                   President, Chief
 -------------------------         Executive Officer,
 Herman Goldberg                   and Chairman of the Board

(2)  Principal Accounting
       Officer


 JUANITA NELSON                    Controller
- --------------------------
 Juanita Nelson

(3)  Directors


 HERMAN GOLDBERG                   Director
- --------------------------
 Herman Goldberg


 PAUL WELCH                        Director
- --------------------------
 Paul Welch


 ZADOC (ZED) MERRILL               Director
- --------------------------
 Zadoc (Zed) Merrill

                               EXHIBIT INDEX
Exhibit                                                    Sequential
  No.                     Description                       Page Nos.
- -------                   -----------                      ----------

 3.1          Restated Articles of Incorporation of the
              Company.  Incorporated by reference to
              Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1988 (the "1988 Form
              10-K").

 3.2          Bylaws of the Company, as amended.
              Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

10.1 Area Franchisee - Unit Franchisee Agreement dated July 10, 1978 by and between Elmer's Colonial Pancake & Steak House, Inc. and
              Paul H. and Jacqueline M. Welch, Dale M. and
              Sandra Lee Elmer. Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-18, Registration No. 2-98298-S (the "Form S-18 Registration").

10.2 Employment Agreement dated November 30, 1983 by and between EP Holding Company, Inc. and Herman Goldberg and amendments thereto.

10.3 Lease Agreement dated June 18, 1987 by and between Dale M. Elmer and Sandra Lee Elmer and Elmer's Pancake & Steak House, Inc., and addenda thereto. Incorporated by reference to
              Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989 (the "1989 Form 10-K") and Exhibit 10.3 of the December 31, 1991 Form 10-Q.

10.4 Agreement dated March 23, 1989 between Elmer's Restaurants, Inc. and Elmer's of Palm Springs, a California general partnership consisting of Larry Sloan, Suzanne Sloan, and Daniel B. Van Horst. Incorporated by reference to Exhibit
              10.18 of the 1989 Form 10-K.

                               EXHIBIT INDEX
Exhibit                                                    Sequential
  No.                     Description                       Page Nos.
- -------                   -----------                      ----------

10.5 Amended and Restated Loan Agreement, dated as of June 7, 1991, between the Company and First Interstate Bank of Oregon, N.A. and Seventh Amendment thereto, dated as of May 17, 1995, and Promissory Note dated as of May 17, 1995 issued by the Company to First Interstate Bank of Oregon, N.A. in connection with the Seventh Amendment.

10.6 Purchase Warrants exercisable to purchase 5,000 shares of Common Stock of the Company at $1.20 per share from July 1, 1988 to June 30, 1995, issued to Marvin Bonine, August F. Kalberer, and Paul Welch, respectively. Incorporated by reference to Exhibit 10.20 of the 1989 Form 10-K.

10.7          Franchise Agreement between the Company and
              Paul H. Welch and Jacqueline M. Welch dated
              March 23, 1993.  Incorporated by reference to
              Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1993 (the "1993 Form 10-K").

10.8 Franchise Development Option Agreement between the Company and Paul H. Welch and Jacqueline
              M. Welch dated May 3, 1993. Incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K.

10.9 Commercial Loan Note, dated May 18, 1995, issued by the Company to The Bank of California, N.A. and addendum thereto.

13.1 Portions of 1995 Annual Report to Shareholders incorporated herein by reference.

22.1          List of Subsidiaries.

27.1          Financial Data Schedule.