Form 10-Q
period 1995-06-30
ELMERS RESTAURANTS INC
filed 1995-08-11
CIK 771214

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      JUNE 30, 1995
      -------------

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________

      Commission file number 0-14837

                          ELMER'S RESTAURANTS, INC.
           (Exact name of registrant as specified in its charter)

              OREGON                                  93-0836824
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

       11802 S.E. Stark St.
          P.O. Box 16595
         Portland, Oregon                                97216
      (Address of principal                            (Zip Code)
        executive offices)

                               (503) 252-1485
            (Registrant's telephone number, including area code)

            (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Number of shares of Common Stock outstanding at August 4, 1995:
1,546,716.

                        ELMER'S RESTAURANTS, INC.
                        -------------------------
                                 INDEX
                                 -----
                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets,                           1
            June 30, 1995 (Unaudited) and
            March 31, 1995

          Condensed Consolidated Statements of Income,                     2
            three months ended June 30, 1995 and 1994
            (Unaudited)

          Condensed Consolidated Statements of Cash Flows,                 3
            three months ended June 30, 1995 and 1994
            (Unaudited)

          Note to Condensed Consolidated Financial                         4
            Statements (Unaudited)

     Item 2.    Management's Discussion and Analysis of                    5
                Financial Condition and Results of Operations

PART II.  OTHER INFORMATION AND SIGNATURE

     Item 4.    Submission of Matters to a Vote of                         7
                Security Holders

     Item 6.    Exhibits and Reports on Form 8-K                           7

                Signatures                                                 8


      (1)

                             ELMER'S RESTAURANTS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1995        MARCH 31, 1995
ASSETS                                        (UNAUDITED)             (NOTE)

   Cash and cash equivalents                   $1,191,474            $1,269,267
   Accounts receivable                            131,073               108,401
   Inventories                                    216,448               212,037
   Prepaid expenses and deposits                  118,827               113,686
                                                ---------             ---------
        Total current assets                    1,657,822             1,703,391

   Property, buildings and
     equipment - net                            5,076,482             5,101,679

   Other assets                                    82,704                62,606

   Intangible assets - net                      1,241,717             1,269,332
                                                ---------             ---------
        Total assets                           $8,058,725            $8,137,008
                                                =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Notes payable - current portion             $  413,629            $  696,355
   Accounts payable                               593,777               593,779
   Other current liabilities                      228,615               232,765
                                                ---------             ---------
        Total current liabilities               1,236,021             1,522,899

   Long-term liabilities                        4,049,468             3,657,113
                                                ---------             ---------
        Total liabilities                       5,285,489             5,180,012
                                                ---------             ---------

   Common stock                                 1,671,489             1,866,676
   Retained earnings                            1,101,747             1,090,320
                                                ---------             ---------
        Total shareholders' equity              2,773,236             2,956,996
                                                ---------             ---------
        Total liabilities and
          shareholders' equity                 $8,058,725            $8,137,008
                                                =========             =========

NOTE: The balance sheet at March 31, 1995 has been taken from the audited financial statements at that date and condensed.

      (2)

                             ELMER'S RESTAURANTS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                                        THREE MONTHS
                                                            ENDED
                                                          JUNE 30,
                                                 1995                  1994
REVENUES:

   Restaurant sales                            $3,723,923            $3,561,802
   Franchise operations                           164,393               138,405
   Initial license fees                                                  12,500
                                                ---------             ---------
                                                3,888,316             3,712,707
                                                ---------             ---------
COSTS AND EXPENSES:

   Cost of restaurant sales                     2,292,618             2,185,651
   Occupancy costs                                230,953               227,972
   Depreciation and
     amortization                                 175,315               180,568
   General and administrative
     expenses                                     931,207               877,211
                                                ---------             ---------
                                                3,630,093             3,471,402
INCOME FROM OPERATIONS
BEFORE OTHER INCOME
(EXPENSE)                                         258,223               241,305

OTHER INCOME (EXPENSE):

Other income                                       15,820                 9,911

Interest expense                                 <100,068>              <89,771>
                                                ---------             ---------
Income before income taxes                        173,975               161,445

Provision for income taxes                        <59,150>              <61,000>
                                                ---------             ---------
NET INCOME                                     $  114,825            $  100,445
                                                =========             =========
PER SHARE DATA:

   Net Income                                  $      .07            $      .05
                                                =========             =========
   Weighted average number of
   common shares outstanding                    1,585,188             1,844,580
                                                =========             =========

      (3)

                             ELMER'S RESTAURANTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  114,825          $  100,445
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation                                    147,700             152,950
        Amortization                                     27,615              27,618
   Changes in assets and liabilities:
     Accounts receivable                                <22,672>              1,793
     Inventories                                         <4,411>             <5,372>
     Prepaid expenses and deposits                       <5,141>            <19,328>
     Accounts payable                                        <2>           <157,254>
     Deferred initial license fees                            0              12,500
     Other current liabilities                           <4,150>            177,114
                                                      ---------           ---------
        Net cash provided by operating
          activities                                    253,764             290,466
                                                      ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, buildings
     and equipment                                     <122,503>           <181,002>
                                                      ---------           ---------
        Net cash used by investing
          activities                                   <122,503>           <181,002>
                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                        1,202,500              89,417
   Payments on notes payable                         <1,092,871>           <224,870>
   Repurchase of common stock                          <298,585>            <10,000>
   Other assets                                         <20,098>             27,956
                                                      ---------           ---------
        Net cash used by financing
          activities                                   <209,054>           <117,497>
                                                      ---------           ---------
        Net decrease in cash and
          cash equivalents                              <77,793>             <8,033>

Cash and cash equivalents,
   beginning of period                                1,269,267           1,314,090
                                                      ---------           ---------
Cash and cash equivalents,
   end of period                                     $1,191,474          $1,306,057
                                                      =========           =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                          $  111,345          $   89,771
                                                      =========           =========
   Income taxes                                      $   26,200          $    3,500
                                                      =========           =========

      (4)

                             ELMER'S RESTAURANTS, INC.
                             -------------------------
                NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                ---------------------------------------------------
                                    (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

            The accompanying financial statements are unaudited. However, in the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods being reported. These condensed unaudited financial statements should be read in conjunction with the Company's latest audited financial statements and notes thereto.

      (5)

                             ELMER'S RESTAURANTS, INC.
                             -------------------------
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ------------------------------------------------

FINANCIAL CONDITION

            The Company's working capital at June 30, 1995 totaled $421,801, which is an increase of $241,309 from working capital of $180,492 at March 31, 1995. The increase in working capital resulted primarily from the refinancing of certain short-term notes payable with long-term debt.

            Cash provided by operations totaled $253,764 for the three months ended June 30, 1995, compared to $290,466 for the three months ended June 30, 1994. The primary reason for the decrease was the timing of payment of certain liabilities. Cash used to repay indebtedness and acquire assets amounted to $12,874, net of proceeds from notes payable of $1,202,500. Cash amounting to $298,585 was used to repurchase common stock. During May 1995, the Company refinanced and consolidated certain loans in order to extend the terms and obtain more favorable interest rates.

            Management of the Company believes that the cash and cash equivalents on hand at June 30, 1995, together with funds provided by operations, will be sufficient to fund the Company's existing operations.

RESULTS OF OPERATIONS

      REVENUES
      --------
            Revenues increased $175,609 (4.7%) for the three months ended June 30, 1995, compared to the three months ended June 30, 1994. This increase resulted from a $162,121 (4.6%) increase in

      (6)

revenue from restaurant sales, a $25,988 (18.8%) increase in revenue from franchise operations and a non-recurring initial license fee of $12,500 received in the prior year.

            There were eleven Company-owned restaurants at June 30, 1995.

      COSTS AND EXPENSES
      ------------------

     Costs and expenses increased $158,691 (4.6%) for the three months ended June 30, 1995, compared to the three months ended June 30, 1994, primarily due to the operations of the Company-owned restaurants. Cost of restaurant sales as a percentage of restaurant sales was approximately 61.6% for the three months ended June 30, 1995 and 61.4% for the three months ended June 30, 1994. Occupancy costs increased $2,981 (1.3%) for the three months ended June 30, 1995, compared to the three months ended June 30, 1994. Depreciation and amortization decreased $5,253 (2.9%) for the three months ended June 30, 1995, compared to the three months ended June 30, 1994, as a result of certain assets becoming fully depreciated. General and administrative expenses as a percentage of revenues were 23.9% for the three months ended June 30, 1995, and 23.6% for the three months ended June 30, 1994.

      INCOME FROM OPERATIONS
      ----------------------

            Income from operations increased $16,918 (7.0%) for the three months ended June 30, 1995, compared to the three months ended June 30, 1994, due primarily to the increased revenue from restaurant sales and franchise operations.

      (7)

      OTHER INCOME AND EXPENSE
      ------------------------

     Other income increased $5,909 (59.6%) for the three months ended June 30, 1995, compared to the three months ended June 30, 1994, due primarily to the increase in interest rates on the investments held by the Company.

     Interest expense increased $10,297 (11.5%) for the three months ended
June 30, 1995, compared to the three months ended June 30, 1994, due primarily to the increase of the prime interest rate and other index rates which are used to determine the rate the Company pays on certain of its notes payable.

      INCOME TAXES
      ------------

            The Company's income tax rate was 34% of income before income taxes for the three months ended June 30, 1995, compared to 38% for the three months ended June 30, 1994, due primarily to the effect of graduated federal rates and alternative minimum tax credits.

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            On July 12, 1995, the Company held its annual shareholders meeting. At the meeting, each of the following persons was elected a director by the respective vote described below for each and together these persons constitute all of the directors of the Company:

                                                                    BROKER
                                FOR       AGAINST      ABSTAIN     NON-VOTES
                                ---       -------      -------     ---------
     Herman Goldberg         1,333,377                  3,750          0
     Paul Welch              1,334,577                  2,550          0
     Zadoc "Zed" Merrill     1,328,027                  9,100          0

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27     Financial Data Schedule

      (8)
            (b)   Reports on Form 8-K

                  None

      (9)
                                  SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 1995                 ELMER'S RESTAURANTS, INC.
       ---------------


                                    By HERMAN GOLDBERG
                                       ----------------------------------------
                                       Herman Goldberg, President and
                                       Chief Executive Officer


                                    By JUANITA NELSON
                                       ----------------------------------------
                                       Juanita Nelson, Asst. Sec./Controller
                                       (Principal Accounting Officer)
      (10)
                                   EXHIBIT INDEX


Exhibit                                                               Sequential
  No.          Description                                             Page No.
- -------        -----------                                            ----------

  27           Financial Data Schedule