Form 10-Q
period 1995-09-30
ELMERS RESTAURANTS INC
filed 1995-11-14
CIK 771214

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549
                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR
     ------------------

     [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO __________________

            Commission file number 0-14837


                         ELMER'S RESTAURANTS, INC.
           (Exact name of registrant as specified in its charter)

             OREGON                              93-0836824
 (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

         11802 S.E. Stark St.
         P.O. Box 16595
         Portland, Oregon                            97216
(Address of principal executive offices)           (Zip Code)

                               (503) 252-1485
            (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes   X    No
           -----     -----

          Number of shares of Common Stock outstanding at November 4, 1995: 1,526,416.

                         ELMER'S RESTAURANTS, INC.
                         -------------------------

                                   INDEX
                                   -----

                                                                Page
                                                               Number
                                                               ------

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets,              1
                September 30, 1995 (Unaudited) and
                March 31, 1995

              Condensed Consolidated Statements of Income,        2
                six months and three months ended
                September 30, 1995 and 1994 (Unaudited)

              Condensed Consolidated Statements of Cash Flows,    3
                six months ended September 30, 1995 and 1994
                (Unaudited)

              Note to Condensed Consolidated Financial            4
                Statements (Unaudited)



  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations      5-7


PART II.  OTHER INFORMATION AND SIGNATURE

  Item 6.   Exhibits and Reports on Form 8-K                      8

            Signatures                                            8




      (1)


                         ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                   September 30, 1995     March 31, 1995
                                       (Unaudited)            (Note)
                                   ------------------     --------------

ASSETS

  Cash and cash equivalents             $1,334,981          $1,269,267
  Accounts receivable                      136,712             108,401
  Inventories                              205,042             212,037
  Prepaid expenses and deposits             99,845             113,686
                                        ----------          ----------


       Total current assets              1,776,580           1,703,391

  Property, buildings and
   equipment - net                       4,981,662           5,101,679

  Other assets                             113,682              62,606

  Intangible assets - net                1,214,102           1,269,332
                                        ----------          ----------
         Total assets                   $8,086,026          $8,137,008
                                        ==========          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

  Notes payable - current portion       $  424,833           $ 696,355
  Accounts payable                         594,570             593,779
  Other current liabilities                245,857             232,765
                                        ----------          ----------
       Total current liabilities         1,265,260           1,522,899


  Long-term liabilities                  3,963,656           3,657,113
                                        ----------          ----------
       Total liabilities                 5,228,916           5,180,012
                                        ----------          ----------
  Common stock                           1,649,889           1,866,676
  Retained earnings                      1,207,221           1,090,320
                                        ----------          ----------
       Total shareholders' equity        2,857,110           2,956,996
                                        ----------          ----------
       Total liabilities and
        shareholders' equity            $8,086,026          $8,137,008
                                        ==========          ==========

  NOTE: The balance sheet at March 31, 1995 has been taken from the audited financial statements at that date and condensed.




      (2)

                             ELMER'S RESTAURANTS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                            Six Months                Three Months
                                               Ended                     Ended
                                            September 30,             September 30,
                                          ----------------           ----------------
                                          1995        1994           1995        1994
                                          ----        ----           ----        ----
REVENUES:

Restaurant sales                       $7,552,332   $7,232,245   $3,828,409   $3,670,443
Franchise operations                      336,244      292,043      171,851      153,638
Initial license fees                         --         12,500         --           --
                                       ----------   ----------   ----------   ----------
                                        7,888,576    7,536,788    4,000,260    3,824,081
                                       ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
 Cost of restaurant sales               4,654,165    4,455,706    2,361,547    2,270,055
 Occupancy costs                          472,778      457,829      241,825      229,857
 Depreciation and
  amortization                            352,902      362,236      177,587      181,668
 General and administrative
  expenses                              1,887,037    1,792,520      955,830      915,309
                                       ----------   ----------   ----------   ----------
                                        7,366,882    7,068,291    3,736,789    3,596,889
                                       ----------   ----------   ----------   ----------
INCOME FROM OPERATIONS
BEFORE OTHER INCOME
(EXPENSE)                                 521,694      468,497      263,471      227,192

OTHER INCOME (EXPENSE):

 Other income                              31,351       21,454       15,531       11,543

 Interest expense                        (197,889)    (179,701)    ( 97,821)    ( 89,930)
                                       ----------   ----------   ----------   ----------
 Income before income
  taxes                                   355,156      310,250      181,181      148,805

 Provision for income taxes              (120,750)    (119,000)    ( 61,600)    ( 58,000)
                                       ----------   ----------   ----------   ----------

NET INCOME                             $  234,406   $  191,250   $  119,581   $   90,805
                                       ==========   ==========   ==========   ==========
PER SHARE DATA:

 Net Income                            $      .15   $      .11   $      .08   $      .05
                                       ==========   ==========   ==========   ==========
 Weighted average number
  of common shares
  outstanding                           1,562,104    1,814,525    1,539,270    1,784,797
                                       ==========   ==========   ==========   ==========


      (3)


                          ELMER'S RESTAURANTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                         Six Months Ended
                                                           September 30,
                                                        ------------------
                                                       1995              1994
                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  234,406        $  191,250
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                        297,672           307,000
  Amortization                                         55,230            55,236
 Changes in assets and liabilities:
  Accounts receivable                                 (28,311)            9,507
  Inventories                                           6,995           (19,579)
  Prepaid expenses and deposits                        13,841            53,723
  Accounts payable                                        791          (110,103)
  Deferred initial license fees                           ---            12,500
  Other current liabilities                            13,092            95,918
                                                   ----------        ----------
    Net cash provided by operating activities         593,716           595,452
                                                   ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, buildings
  and equipment                                      (177,655)         (401,822)
                                                   ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                        1,237,500           357,950
 Payments on notes payable                         (1,202,479)         (452,683)
 Repurchase of common stock                          (334,292)         (126,004)
 Other assets                                        ( 51,076)           29,226
                                                   ----------        ----------
    Net cash used in financing activities            (350,347)         (191,511)
                                                   ----------        ----------
    Net increase in cash and cash
     equivalents                                       65,714             2,119

Cash and cash equivalents, beginning of period      1,269,267         1,314,090
                                                   ----------        ----------

Cash and cash equivalents, end of period           $1,334,981        $1,316,209
                                                   ==========        ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest                                          $  209,166        $  179,701
                                                   ==========        ==========
 Income taxes                                      $  108,756        $   65,136
                                                   ==========        ==========


      (4)


                         ELMER'S RESTAURANTS, INC.
                         -------------------------


            NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ---------------------------------------------------
                                (Unaudited)




1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------


          The accompanying financial statements are unaudited. However, in the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods being reported. These condensed unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto.




      (5)


                         ELMER'S RESTAURANTS, INC.
                         -------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

          The Company's working capital at September 30, 1995 totaled $511,320, which is an increase of $330,828 from working capital of $180,492 at March 31, 1995. The increase in working capital resulted primarily from the refinancing of certain short-term notes payable with long-term debt.

          Cash provided by operations totaled $593,716 for the six months ended September 30, 1995, compared to $595,452 for the corresponding period of fiscal 1995. The primary reason for the decrease was the timing of payment of certain liabilities. Cash used to repay indebtedness and acquire assets amounted to $142,634, net of proceeds from notes payable of $1,237,500.

          Cash amounting to $334,292 was used to repurchase common stock. During May 1995, the Company refinanced and consolidated certain loans in order to extend the terms and obtain more favorable interest rates.

          Management of the Company believes that the cash and cash equivalents on hand at September 30, 1995, together with funds provided by operations, will be sufficent to fund the Company's existing operations.

RESULTS OF OPERATIONS
---------------------

  Revenues
  --------

          Revenues increased $176,179 (4.6%) and $351,788 (4.7%) for the three months and six months ended September 30, 1995, respectively,


      (6)



compared to the corresponding periods of fiscal 1995. These increases resulted primarily from a $157,966 (4.3%) and a $320,087 (4.4%)
increase in revenues from restaurant sales for the three months and six months ended September 30, 1995, respectively, compared to the corresponding periods of fiscal 1995 and from increases in franchise operations. There were eleven Company-owned restaurants at September 30, 1995.

          Revenues from franchise operations increased $18,213 (11.9%) and $31,701 (10.4%) for the three months and six months ended September 30, 1995, respectively, compared to the corresponding periods of fiscal 1995, due primarily to the full period of operations of two new franchised restaurants opened during 1994.

  Costs and Expenses
  ------------------

          Costs and expenses increased $139,900 (3.9%) and $298,591 (4.2%) for the three months and six months ended September 30, 1995, respectively, compared to the corresponding periods of fiscal 1995, primarily due to the operations of the Company-owned restaurants. Cost of restaurant sales as a percentage of restaurant sales was approximately 61.7% for the three months and 61.6% for the six months ended September 30, 1995, respectively, and 61.8% and 61.6% for the corresponding periods of fiscal 1995. Occupancy costs increased $11,968 and $14,949 for the three months and six months ended September 30, 1995, respectively, compared to the corresponding periods of fiscal 1995, primarily due to increases in rent, which is based on a percentage of restaurant sales, of Company-owned restaurants. Depreciation and amortization decreased $4,081 (2.2%) and $9,334 (2.6%) for the three months and six months ended September


      (7)



30, 1995, respectively, compared to the corresponding periods of fiscal 1994. General and administrative expenses as a percentage of revenues were 23.9% for the three months and six months ended
September 30, 1995, respectively, and 23.9% and 23.8% for the corresponding periods of fiscal 1995.


  Income From Operations
  ----------------------

          Income from operations increased $36,279 (16.0%) and $53,197 (11.4%) for the three months and six months ended September 30, 1995, respectively, compared to the corresponding periods of fiscal 1995, due primarily to the increased revenues from restaurant sales and franchise operations.

  Other Income and Expense
  ------------------------

          Other income increased $3,988 (34.5%) and $9,897 (46.1%) for the three months and six months ended September 30, 1995, respectively, compared to the corresponding periods of fiscal 1995, due primarily to the slight increase in interest rates on the investments held by the Company.

          Interest expense increased $7,891 (8.8%) and $18,188 (10.1%) for the three months and six months ended September 30, 1995, respectively, compared to the corresponding periods of fiscal 1995, due primarily to the increase of the prime interest rate and other index rates which are used to determine the rate the Company pays on certain of its notes payable.




      (8)


  Income Taxes
  ------------

          The Company's income tax rate was 34% of income before income taxes for the three months and six months ended September 30, 1995, compared to 39.0% and 38.4% in the corresponding period of fiscal 1995, due primarily to the effect of graduated federal rates and alternative minimum tax credits.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               None


                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 10, 1995                ELMER'S RESTAURANTS, INC.
      -----------------

                                       By /s/ HERMAN GOLDBERG
                                          -------------------------------------
                                          Herman Goldberg, President
                                          and Chief Executive Officer

                                       By /s/ JUANITA NELSON
                                          -------------------------------------
                                          Juanita Nelson, Asst. Sec./Controller
                                          (Principal Accounting Officer)