Form 10-Q
period 1995-12-31
ELMERS RESTAURANTS INC
filed 1996-02-14
CIK 771214

Securities and Exchange Commission
                            Washington, D.C. 20549
                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED DECEMBER 31, 1995 OR _______________

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO _______________ TO _______________

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

Number of shares of Common Stock outstanding at February 5, 1996:
1,507,666.

                         ELMER'S RESTAURANTS, INC.



                                   INDEX


                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets,                    1
                   December 31, 1995 (Unaudited) and
                   March 31, 1995

                 Condensed Consolidated Statements of Income,              2
                   nine months and three months ended
                   December 31, 1995 and 1994 (Unaudited)

                 Condensed Consolidated Statements of Cash Flows,          3
                   nine months ended December 31, 1995 and 1994
                   (Unaudited)

                 Note to Condensed Consolidated Financial                  4
                   Statements (Unaudited)


  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations              5-8


PART II.  OTHER INFORMATION AND SIGNATURE

  Item 6.   Exhibits and Reports on Form 8-K                               9

            Signatures                                                     9
      (1)
                         ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                     December 31, 1995     March 31, 1995
ASSETS                                  (Unaudited)            (Note)


  Cash and cash equivalents             $1,439,479          $1,269,267
  Accounts receivable                      161,268             108,401
  Inventories                              209,127             212,037
  Prepaid expenses and deposits            173,613             113,686
                                         ---------           ---------

       Total current assets              1,983,487           1,703,391

  Property, buildings and
   equipment - net                       5,013,646           5,101,679

  Other assets                             106,104              62,606

  Intangible assets - net                1,186,487           1,269,332
                                         ---------           ---------
       Total assets                     $8,289,724          $8,137,008
                                         =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Notes payable - current portion       $  457,671           $ 696,355
  Accounts payable                         820,439             593,779
  Other current liabilities                299,676             232,765
                                         ---------           ---------
       Total current liabilities         1,577,786           1,522,899

  Long-term liabilities                  3,773,336           3,657,113
                                         ---------           ---------
       Total liabilities                 5,351,122           5,180,012
                                         ---------           ---------

  Common stock                           1,649,565           1,866,676
  Retained earnings                      1,289,037           1,090,320
                                         ---------           ---------
       Total shareholders' equity        2,938,602           2,956,996
                                         ---------           ---------

       Total liabilities and
        shareholders' equity            $8,289,724          $8,137,008
                                         =========           =========


  NOTE: The balance sheet at March 31, 1995 has been taken from the audited financial statements at that date and condensed.
      (2)
                          ELMER'S RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                Nine Months               Three Months
                                   Ended                      Ended
                                December 31,              December 31,

                             1995         1994         1995         1994
REVENUES:
Restaurant sales         $11,357,980  $11,015,388  $ 3,805,648   $3,783,143
Franchise operations         529,660      443,253      193,416      151,210
Initial license fees                       25,000                    12,500
                          ----------   ----------   ----------   ----------
                          11,887,640   11,483,641    3,999,064    3,946,853
                          ----------   ----------   ----------   ----------

COSTS AND EXPENSES:

Cost of restaurant sales   7,035,376    6,767,302    2,381,211    2,311,596
Occupancy costs              711,686      687,112      238,908      229,283
Depreciation and
 amortization                533,667      558,604      180,765      196,368
General and administrative
 expenses                  2,880,784    2,750,041      993,747      957,521
                          ----------   ----------   ----------   ----------
                          11,161,513   10,763,059    3,794,631    3,694,768
                          ----------   ----------   ----------   ----------
INCOME FROM OPERATIONS
BEFORE OTHER INCOME
(EXPENSE)                    726,127      720,582      204,433      252,085

OTHER INCOME (EXPENSE):

Other income                  46,284       34,460       14,933       13,006

Interest expense            <292,189>    <278,007>     <94,300>     <98,306>
                          ----------   ----------   ----------   ----------
Income before income taxes   480,222      477,035      125,066      166,785

Provision for income taxes  <163,275>    <183,500>     <42,525>     <64,500>
                          ----------   ----------   ----------   ----------

NET INCOME               $   316,947  $   293,535  $    82,541  $   102,285
                          ==========   ==========   ==========   ==========
PER SHARE DATA:

Net income               $       .20  $       .16  $       .05  $       .05
                          ==========   ==========   ==========   ==========
Weighted average number
 of common shares
 outstanding               1,550,168    1,795,325    1,526,426    1,757,133
                          ==========   ==========   ==========   ==========

      (3)
                          ELMER'S RESTAURANTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                     Nine Months Ended
                                                        December 31,
                                                    -------------------
                                                   1995              1994
                                                 --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $  316,947        $  293,535
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                    450,822           475,750
  Amortization                                     82,845            82,854
 Changes in assets and liabilities:
  Accounts receivable                             <52,867>           40,737
  Inventories                                       2,910           <26,792>
  Prepaid expenses and deposits                   <59,927>          <54,158>
  Accounts payable                                226,660             4,749
  Other current liabilities                        66,911           185,768
                                               ----------        ----------
    Net cash provided by operating activities   1,034,301         1,002,443
                                               ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, buildings
  and equipment                                  <362,789>         <568,330>
                                               ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                    2,848,684           397,950
 Payments on notes payable                     <2,971,145>         <688,502>
 Repurchase of common stock                      <335,341>         <155,082>
 Other assets                                     <43,498>           30,736
                                               ----------        ----------
    Net cash used in financing activities        <501,300>         <414,898>
                                               ----------        ----------
    Net increase in cash and cash
     equivalents                                  170,212            19,215

Cash and cash equivalents, beginning of period  1,269,267         1,314,090
                                               ----------        ----------

Cash and cash equivalents, end of period       $1,439,479        $1,333,305
                                               ==========        ==========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest                                      $  318,263        $  278,007
                                               ==========        ==========
 Income taxes                                  $  148,766        $  101,616
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

      (5)
                      ELMER'S RESTAURANTS, INC.
                      -------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS
               ------------------------------------

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

FINANCIAL CONDITION

          The Company's working capital at December 31, 1995 totaled $405,701, compared to working capital of $180,492 at March 31, 1995. The increase in working capital resulted primarily from the refinancing of certain short-term notes payable with long-term debt and cash generated from operations.

          Cash provided by operations totaled $1,034,301 for the nine months ended December 31, 1995, compared to $1,002,443 for the corresponding period of fiscal 1995. The primary reason for the increase was a decrease in depreciation expense. Cash used to repay indebtedness and acquire assets amounted to $485,250, net of proceeds from notes payable and refinancing of two mortgages aggregating $2,848,684. Cash amounting to $335,341 was used to repurchase common stock.

          Management of the Company believes that the cash and cash equivalents on hand at December 31, 1995, together with funds provided by operations, will be sufficent to fund the Company's existing operations.



RESULTS OF OPERATIONS
---------------------
  Revenues
  --------

          Revenues increased $52,211 (1.3%) and $403,999 (3.5%)
      (6)
for the three months and nine months ended December 31, 1995, respectively, compared to the corresponding periods for fiscal 1995. These increases resulted primarily from a $22,505 (.6%) and a $342,592 (3.1%) increase in revenues from restaurant sales for the three months and nine months ended December 31, 1995, respectively, compared to the corresponding periods of fiscal 1995. There were eleven Company-owned restaurants at December 31, 1995.

          Revenues from franchise operations increased $42,206 (27.9%) and $86,407 (19.5%) for the three months and nine months ended December 31, 1995, respectively, compared to the corresponding periods of fiscal 1995, due primarily to the full period of operations of two new franchised restaurants opened during 1994.


  Costs and Expenses
  ------------------

          Costs and expenses increased $99,863 (2.7%) and $398,454 (3.7%) for the three months and nine months ended December 31, 1995, respectively, compared to the same periods of fiscal 1995, primarily due to the operations of the Company-owned restaurants. Cost of restaurant sales as a percentage of restaurant sales was approximately 62.6% for the three months and 61.9% for the nine months ended December 31, 1995, respectively, and 61.1% and 61.4% for the corresponding periods of fiscal 1995. Occupancy costs increased $9,625 and $24,574 for the three months and nine months ended December 31, 1995, respectively, compared to the same periods of fiscal 1995. Depreciation and amortization decreased $15,603 (7.9%) and $24,937 (4.5%) for the three months and nine months ended December 31, 1995, respectively, compared to the corresponding periods
      (7)
of fiscal 1995, primarily as a result of certain assets becoming fully depreciated and to fewer capital additions in the current period. General and administrative expenses as a percentage of revenues were 24.8% and 24.2% for the three months and nine months ended December 31, 1995, respectively, and 24.3% and 24.0% for the corresponding periods of fiscal 1995.


  Income From Operations
  ----------------------

          Income from operations decreased $47,652 (18.9%) and increased $5,545 (.8%) for the three months and nine months ended December 31, 1995, respectively, compared to the corresponding periods of fiscal 1995, due primarily to the increased revenues from restaurant sales and costs of operations and decreased depreciation.


  Other Income and Expense
  ------------------------

          Other income increased $1,927 (14.8%) and $11,824 (34.3%) for the three months and nine months ended December 31, 1995, respectively, compared to the corresponding periods of fiscal 1995, due primarily to the fluctuation of interest rates on the investments held by the Company.

          Interest expense decreased $4,006 (4.1%) and increased $14,182 (5.1%) for the three months and nine months ended December 31, 1995, respectively, compared to the corresponding periods of fiscal 1995, due primarily to the fluctuation in the prime interest rate and other index rates which are used to determine the rate the Company pays on certain of its notes payable.
      (8)
  Income Taxes
  ------------

          The Company's effective income tax rate remained constant at 34% of income before income taxes for the three months and nine months ended December 31, 1995, compared to 38.6% and 38.5% in the corresponding periods of fiscal 1995, due primarily to the effect of graduated federal rates and alternative minimum tax credits.
      (9)
PART II.    OTHER INFORMATION


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


Date: February 9, 1996              ELMER'S RESTAURANTS, INC.
      ----------------

                                 By HERMAN GOLDBERG
                                    -------------------------------------------
                                    Herman Goldberg, President
                                    and Chief Executive Officer


                                 By JUANITA NELSON
                                    -------------------------------------------
                                    Juanita Nelson, Asst.  Sec./Controller
                                    (Principal Accounting Officer)