Form 10-K
period 1996-03-31
ELMERS RESTAURANTS INC
filed 1996-06-28
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1996 or

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

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at June 25, 1996: $1,859,092. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at June 25, 1996:
1,499,263.


                    Documents Incorporated by Reference
                    -----------------------------------

                                                   Part of Form 10-K into
Document                                             which incorporated
- --------                                           ----------------------

Proxy Statement for 1996 Annual Meeting                  Part III
of Shareholders

                             TABLE OF CONTENTS
                             -----------------

Item of Form 10-K                                                       Page
- -----------------                                                       ----

PART I                                                                   1

Item 1 -    Business                                                     1

Item 2 -    Properties                                                   5

Item 3 -    Legal Proceedings                                            6

Item 4 -    Submission of Matters to a Vote
            of Security Holders                                          6

Item 4(a) - Executive Officers of the Registrant                         6

PART II                                                                  7

Item 5 -    Market for the Registrant's Common
            Equity and Related Stockholder Matters                       7

Item 6 -    Selected Financial Data                                      7

Item 7 -    Management's Discussion and Analysis
              of Financial Condition and Results of                      8
              Operations

Item 8 -    Financial Statements and Supplementary Data                 10

Item 9 -    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                    10

PART III                                                                11

Item 10 -   Directors and Executive Officers of
              the Registrant                                            11

Item 11 -   Executive Compensation                                      11

Item 12 -   Security Ownership of Certain Beneficial
              Owners and Management                                     11

Item 13 -   Certain Relationships and Related
              Transactions                                              11

PART IV                                                                 12

Item 14 -   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                   12

SIGNATURES                                                              14

                                   PART I

Item 1.  Business
- -------  --------

General
- -------

     The Company, located in Portland, Oregon, is a franchisor and operator of full-service, family-oriented restaurants under the names "Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake & Steak House." The Company is an Oregon corporation and was incorporated in 1983. The Company owns and operates 11 restaurants and franchises 18 restaurants.

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

Elmer's Pancake & Steak House
- -----------------------------

     Restaurant Format and Menu  The Company franchises or operates a total
     --------------------------
of 29 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a colonial style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 8,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Thirteen of the restaurants have a lounge with a seating capacity ranging from 15 to 75. The normal hours of operation are from 6 a.m. to 10 or 11 p.m. and to 12 midnight on weekends in restaurants with lounges.

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

     Existing Franchisees  The existing franchise agreements grant to
     --------------------
franchisees the right to operate an Elmer's restaurant in one specific location for 25 years, renewable generally for an additional 25-year period. When they entered into franchising agreements, the existing franchisees paid initial franchise fees of up to $25,000 plus additional fees of up to $10,000 if the restaurant had a lounge serving alcoholic beverages. They pay monthly franchise royalty fees ranging from one to four percent of the gross revenues of their restaurants. All but two restaurants must contribute one percent of gross revenues to a common advertising pool if required to do so by the Company.

     Prospective Franchisees  Prospective new franchisees will pay an
     -----------------------
initial franchise fee of $35,000. Initial franchise fees are payable in cash at the execution of the franchise agreement. Existing franchisees opening new franchised restaurants may pay a lower initial franchise fee than new franchisees. For new franchisees, the monthly franchise royalty fee is expected to be four percent of the gross revenues of the restaurant, with a minimum monthly fee of $500. A monthly advertising contribution equal to one percent of the gross revenues of the restaurant will be assessed. It has been the practice of the Company in recent years to permit existing franchisees to open new franchises under the royalty rate that applied to the existing franchises owned by that franchise. See "Services to Franchisees."

     A prospective franchisee who assumes operation of a previously unsuccessful franchised restaurant may be offered a reduced initial franchise fee, deferred payment of the franchise fee, or other concessions. Pursuant to certain area franchise agreements, the Company will receive reduced initial franchise fees and monthly royalty fees from additional restaurants that may be opened in the areas covered by those agreements. See "Area Franchise Agreements." In connection with the acquisition of the Elmer's franchising operation in 1984, the Company also granted Dale Elmer, a former director of the Company, and members of the Elmer family the right to operate a total of three additional restaurants at a franchise royalty fee of two percent; no restaurants are being operated on this basis.

     The Company estimates that construction costs for the standard free-standing building range from approximately $860,000 to $1,060,000, with actual costs dependent upon local building requirements and construction conditions, and further based on configuration and parking requirements. The cost of the land may vary considerably depending upon the quality and size of the site, surrounding population density and other factors. The cost of leasehold improvements and restaurant equipment, including kitchen equipment, furniture, and trade fixtures, is estimated by the Company to range from approximately $375,000 to $500,000. Inventory and miscellaneous items such as paper goods, food, janitorial supplies, and other small wares are estimated initially to cost between approximately $68,300 and $107,500.

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

     The Company has added three franchises since August 1987. The last currently operating franchise was added in [November 1994].

     Area Franchise Agreements  Under previous management, the Elmer's
     -------------------------
franchising operation granted exclusive area franchise agreements, whereby independent entities obtained the exclusive rights to develop Elmer's restaurants within their respective areas. Areas covered by these agreements are Clackamas County, Oregon; Vancouver, Washington; Idaho; and Montana. The area franchise agreements require the area franchisee to share with the Company the initial fees and the franchise royalty fees for each new restaurant in the area. The Company's share of the initial fees ranges from $2,500 to $12,500 per restaurant, and its share of the franchise royalty fees ranges from one to two percent of gross revenues per restaurant. There are two restaurants covered by area franchise agreements. Under the area franchise agreements, the Company reserves the right to approve each new restaurant franchisee. The area franchise agreements hinder or preclude the Company from opening Company-owned or franchised restaurants in the areas covered by the agreements. The Company does not intend to enter into similar agreements in the future.

     Services to Franchisees  The Company makes available to its franchisees
     -----------------------
various programs and materials. The Company provides several manuals to assist franchisees in ongoing operations, including a comprehensive operations manual describing kitchen operations, floor operations, personnel management, job descriptions, and other matters. The Company has prepared a recipe book for franchisees and maintains a complete file of menus from all franchised restaurants. The Company has also prepared a personnel handbook for its Company-owned restaurants. The Company has developed and maintains a menu cost-control program and a labor cost-control program at each of its Company-owned restaurants and has developed and implemented a training manual and programs for all positions within the restaurant.

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

Company-Owned Restaurants
- -------------------------

     The Company owns and operates 11 Elmer's restaurants, which it has acquired or built over the last several years. The Company has owned and operated a restaurant located in the Delta Park section of Portland, Oregon since January 1984. In August 1986, the Company opened a restaurant in Tacoma, Washington. In January 1987, the Company began operation of a restaurant in Lynnwood, Washington and assumed operation of an Elmer's restaurant in Grants Pass, Oregon that was in bank foreclosure. In fiscal 1988, the Company acquired from former franchisees restaurants in Gresham,

Albany, and Medford, Oregon; and Boise, Idaho. In fiscal 1989, the Company purchased the land and buildings for the Boise and Gresham restaurants and also purchased, from a former franchisee, an additional restaurant in Hillsboro, Oregon. In May 1989 the Company acquired a franchised Elmer's restaurant in Palm Springs, California. In July 1991, the Company acquired a franchised Elmer's restaurant in Beaverton, Oregon.

Employees
- ---------

     As of March 31, 1996, the Company employed 227 persons on a full-time basis, of whom 11 were corporate office personnel and 216 were restaurant personnel. At that date, the Company also employed 321 part-time restaurant personnel. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

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

Advertising and Marketing
- -------------------------

     Word-of-mouth advertising, new restaurant openings, and the on-premise sale of promotional products have historically been the primary methods of restaurant advertising. The Company employs an advertising con sultant to assist in projecting the Elmer's restaurant concept to the general public in the Western states, primarily through magazines, newspapers, and radio and television commercials. The Company maintains a common advertising pool with its franchisees. After production costs for the advertising campaign have been paid out of the common pool, the remaining money is used for advertising in the various local areas of the franchised restaurants. The Company-owned restaurants and 16 of the 18 franchised restaurants are required to participate by contributing one percent of monthly gross revenues.

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


Item 2.   Properties
- -------   ----------

Headquarters
- ------------

     The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet. Lease payments totaled $33,636 for fiscal 1996. The lease expires November 30, 1998.

Company-Owned Restaurants
- -------------------------

     Company-Owned Properties  The Company owns the real property upon which
     ------------------------
the following four Company-owned restaurants are located. All of the properties are subject to encumbrances in favor of lending institutions.

                                                 Approximate Area
                                                 ----------------
Location                                    Site               Restaurant
- --------                                    ----               ----------

Tacoma, Washington                          1.3 acres           6,660 sq. ft.

Lynnwood, Washington                        1 acre              6,500 sq. ft.

Gresham, Oregon                             1 acre              5,670 sq. ft.

Boise, Idaho                                1.3 acres           5,430 sq. ft.

     Leased Properties  The Company leases the property upon which the
     -----------------
following seven Company-owned restaurants are located. Each lease contains specific terms relating to calculation of lease payment, renewal, purchase options, if any, and other matters.

                         Approximate Area
                         ----------------
Location                        Site              Restaurant           Expiration
- --------                        ----              ----------           ----------
Grants Pass, Oregon             1 acre            6,350 sq. ft.        December 31, 2001
Hillsboro, Oregon               1.2 acres         6,350 sq. ft.        January 1, 2002
Medford, Oregon                 1.25 acres        6,300 sq. ft.        February 1, 1998
Albany, Oregon                    --              5,460 sq. ft.        February 28, 1998
Palm Springs,
  California                    1.3 acres         5,500 sq. ft.        April 30, 2007
Portland, Oregon
  (Delta Park)                  1.2 acres         6,350 sq. ft.        July 31, 2006
Beaverton, Oregon                 --              5,322 sq. ft.        August 31, 2006


Item 3.  Legal Proceedings
- -------  -----------------

     On July 14, 1995, a former director and employee of the Company filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah against the Company for sex discrimination, breach of contract, fraud, unpaid wages, retaliation and intentional infliction of emotional distress. On June 7, 1996, the court indicated that it would grant the Company's motion for summary judgment on all claims but one breach of contract claim: whether the Company automobile that the former director and employee used while an employee of the Company was given to her as a gift. This claim is scheduled for trial on July 8, 1996. At trial, the Company could be found liable to the former director and employee for up to approximately $25,000, which is the estimated value of the automobile at the time of termination of employment of such former director and employee plus assumed rental costs for loss of use. The Company intends to defend the complaint vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

     Not applicable.


Item 4(a).  Executive Officers of the Registrant
- ----------  ------------------------------------

     As of June 25, 1996, the executive officers and other key personnel of the Company were as set forth below.

     Name                          Age      Position
     ----                          ---      --------

     Anita Goldberg                67       President

     Juanita Nelson                60       Controller

     The executive officers of the Company are appointed annually for one year and hold office until their successors are appointed.

     Anita Goldberg was appointed President and elected to the Board of Directors in June 1996 and has served as Director of Franchising for the Company since September 1984. Before joining the Company, Ms. Goldberg was a self-employed life insurance salesperson.

     Juanita Nelson has served as Controller since March 1985. For more than five years prior to joining the Company, Mrs. Nelson was the Office Manager of the Red Lion Inns and Thunderbird Motor Inns corporate office.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
- -------  Stockholder Matters
         -----------------------------------------------------

     The Company's Common Stock is traded on the Nasdaq SmallCap System.


     The following table sets forth the high and low reported sales prices of the Common Stock on the Nasdaq SmallCap Market for the calendar quarters indicated.

                                       YEARS ENDED MARCH 31,
                    -----------------------------------------------------------
                               1996                             1995
                    ---------------------------       -------------------------
                        HIGH           LOW                HIGH         LOW
                    ------------- -------------       ------------ ------------
1st Quarter                $1 5/8        $1 1/2             $1 3/4       $1 1/2
2nd Quarter                 1 5/8         1 1/2              1 3/4        1 3/4
3rd Quarter                 3 3/8         1 1/2              2 1/8        1 3/4
4th Quarter                2 9/32         1 7/8              2 1/8        1 5/8


     The Company has not paid cash dividends on its Common Stock. The Company intends to retain any future earnings to finance growth and does not presently intend to pay dividends to the holders of Common Stock. Additionally, under certain loan agreement covenants, the Company must obtain written approval prior to payment of any dividends.

     As of May 17, 1996, the Company had 309 shareholders of record.


Item 6.  Selected Financial Data
- -------  -----------------------

Elmer's Restaurants, Inc. and Subsidiaries
Selected Financial Data
for the year ended March 31


                                   1996               1995               1994               1993               1992
Revenues                    $15,712,033        $15,223,087        $14,276,483        $13,961,841        $12,780,372

Net Income                      350,622            377,771            159,922             98,737            112,293

Per share data:

Net income                         0.23               0.21               0.08               0.05               0.06

Total assets                  8,028,521          8,137,008          8,285,506          8,566,826          9,245,393

Long-term notes
payable, less
current portion               3,687,808          3,573,613          3,822,338          4,080,657          4,716,164

Total
liabilities                   5,099,689          5,180,012          5,507,048          5,807,731          6,539,088

Total
shareholders'
equity                        2,928,832          2,956,996          2,778,458          2,759,095          2,706,305

Item 7.  Management's Discussion and Analysis of Financial
- -------  Condition and Results of Operations
         -------------------------------------------------

RESULTS OF OPERATIONS

     REVENUES

     Revenues increased $488,946 (3.2%) for the fiscal year ended March 31, 1996 ("1996") compared to the fiscal year ended March 31, 1995 ("1995") due primarily to the operations of the Company-owned restaurants. Revenues increased $946,604 (6.6%) for 1995 compared to the fiscal year ended March 31, 1994 ("1994") due primarily to the operations of the Company-owned restaurants. Revenues from operations were $15,712,033, $15,223,087 and $14,276,483 for 1996, 1995 and 1994, respectively. There were eleven Company-owned restaurants at March 31, 1996.

     Revenues from franchise operations increased $74,749 for 1996 and $59,701 for 1995, due primarily to the two new franchised restaurants that opened during 1995 and increased sales by franchisees. Franchise operation revenues totaled $680,604, $605,855 and $546,154 for 1996, 1995 and 1994,
respectively, after elimination of intercompany transactions (see Note 7 of the Notes to Consolidated Financial Statements).

     No initial license fees were recorded in 1996. During 1995 initial license fees of $25,000 were recorded for a new franchised restaurant in Twin Falls, Idaho that opened in November 1994. During 1994 license fees of $500 were recorded for options for future franchised restaurants by a current franchisee.

     The low inflation rate over the last three years has not been a significant factor in the Company's operations.

OPERATING COSTS AND EXPENSES

     Cost of restaurant sales increased $333,293 for 1996 compared to 1995 and $593,837 for 1995 compared to 1994 primarily as a result of increased sales. Cost of restaurant sales (and as a percentage of restaurant sales) amounted to $9,293,575 (61.8%), $8,960,282 (61.4%) and $8,366,445 (60.9%)
for 1996, 1995 and 1994, respectively. Depreciation and amortization totaled $719,711 for 1996, a decrease of $3,064 from 1995, and $722,775 for
1995, a decrease of $192,682 from 1994, each decrease due primarily to certain assets becoming fully depreciated.

     General and administrative expenses increased $167,285 in 1996 over 1995 and $241,594 in 1995 over 1994, due primarily to the increased cost of managing Company-owned restaurants. General and administrative expenses as percentage of revenues were 24.9% for 1996, 24.6% for 1995 and 24.5% for 1994. Occupancy costs as a percentage of revenues were 5.9% for 1996, 5.9% for 1995 and 6.1% for 1994.

INCOME FROM OPERATIONS

     Income from operations for 1996 totaled $852,842, a decrease of $40,532 (4.5%) from 1995. The decrease was due primarily to the increased costs of operating the Company-owned restaurants. Income from operations for 1995 totaled $893,374, an increase of $277,117 (45.0%) from 1994. The increase was due primarily to the decrease in depreciation and amortization of $192,682 (21.0%) from 1994 and increased revenues from franchise operations and license fees of $84,201 (15.4%) from 1994.

OTHER INCOME AND EXPENSES

     Interest income for 1996 increased $11,611 compared to 1995, due primarily to the increased rates of the certificates of deposit and U.S. Treasury bills held by the Company. Interest income was $60,780, $49,169 and $35,590 for 1996, 1995 and 1994, respectively.

     Interest expense increased $6,641 to $387,033 for 1996 and $20,251 to $380,392 for 1995 due primarily to an increase in the interest rates on certain long-term debt which are tied to the prime and other market interest rates.

INCOME TAXES

     The tax rate on income for 1996 was 33.9% compared to 33.2% in 1995 and 47.0% in 1994. The rate fluctuations are primarily the result of depreciation differences related to assets with different book and tax bases and the utilization of alternative minimum tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at March 31, 1996 totaled $521,406, an increase of $340,914 from working capital of $180,492 at March 31, 1995. The increase in working capital resulted primarily from the refinancing of certain short-term notes payable with long-term debt and cash generated from operations.

     Principal sources of funds for the Company's operations and its growth in recent years have included long-term and short-term debt financing and cash flow from operations. Funds obtained from debt financing amounted to approximately $2,670,000, $518,000 and $691,000 for 1996, 1995 and 1994,
respectively. The long-term debt incurred in 1996 was primarily for the refinancing of two mortgages and the refinancing of certain short-term and long-term notes payable into two long-term notes payable. The long-term debt incurred in 1995 and 1994 was due primarily to the acquisition of equipment and refurbishing of existing restaurants.

     Certain of the Company's loan agreements contain restrictive covenants pertaining to financial ratios, minimum cash flow coverage, dividends and repurchase of common stock. The most restrictive of these covenants requires the Company to maintain a ratio of cash generation (defined as the sum of net income, depreciation and amortization) to current maturities of long-term debt of at least 1.3 to 1.0, and restricts the amount of capital expenditures which the Company may make in any fiscal year.

     Funds provided by operating activities totaled approximately
$1,130,000, $1,183,000 and $910,000 in 1996, 1995 and 1994, respectively.

     As of March 31, 1996, the Company had approximately $1,371,000 in cash and cash equivalents. The Company believes that cash and cash equivalents on hand at March 31, 1996, together with funds to be provided from operations, will be sufficient to fund its operations for the ensuing year.

     Capital expenditures of approximately $450,000 for 1996, $633,000 for 1995 and $783,000 for 1994 were primarily for the acquisition of equipment for and improvements to the Company's existing restaurants.

The Company anticipates that capital expenditures for the fiscal year ending March 31, 1997 will be approximately the same as in 1996.

Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------

     The information required by this item is included on pages F-1 to F-13 of this Report.


Item 9.  Changes in and Disagreements with Accountants
- -------  on Accounting and Financial Disclosure
         ---------------------------------------------

     Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
- --------  --------------------------------------------------

     Information with respect to directors of the Company is included under "Election of Directors" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


Item 11.  Executive Compensation
- --------  ----------------------

     Information with respect to executive compensation is included under "Compensation" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- --------  --------------------------------------------------------------

     Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------

     Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------  ----------------------------------------------------------------

    (a)(1)  Financial Statements and Schedules                       Page in
            ----------------------------------                     this Report
                                                                 ---------------

Report of Independent Accountants...................................... F-1

Consolidated Balance Sheets at
  March 31, 1996 and 1995.............................................. F-2

Consolidated Statements of Income
  for years ended March 31, 1996, 1995
  and 1994............................................................. F-3

Consolidated Statements of Cash Flows
  for years ended March 31, 1996,
  1995 and 1994........................................................ F-4

Consolidated Statements of Changes in Shareholders'
  Equity for years ended March 31, 1996,
  1995 and 1994........................................................ F-5

Notes to Consolidated Financial Statements............................. F-6

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


     10.2    Lease Agreement dated June 18, 1987 by and between
             Dale M. Elmer and Sandra Lee Elmer and Elmer's Pancake & Steak House, Inc., and addenda thereto. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989 (the "1989 Form 10-K") and Exhibit 10.3 of the December 31, 1991 Form 10-Q.

     10.3 Amended and Restated Loan Agreement, dated as of June 7, 1991, between the Company and First Interstate Bank of

             Oregon, N.A. and Seventh Amendment thereto, dated as of May 17, 1995, and Promissory Note, dated as of May 17, 1995, issued by the Company to First Interstate Bank of Oregon, N.A. in connection with the Seventh Amendment. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (the "1995 Form 10-K").

     10.4 Franchise Agreement between the Company and Paul H. Welch and Jacqueline M. Welch dated March 23, 1993.
             Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (the "1993 Form 10-K").

     10.5    Franchise Development Option Agreement between the
             Company and Paul H. Welch and Jacqueline M. Welch dated May 3, 1993. Incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K.

     10.6 Commercial Loan Note, dated May 18, 1995, issued by the Company to The Bank of California, N.A. and addendum thereto. Incorporated by reference to Exhibit 10.9 of the 1995 Form 10-K.

     22.1    List of Subsidiaries.


     27.1    Financial Data Schedule.


     (b)     Reports on Form 8-K No reports on Form 8-K were
             -------------------
             filed by the Company during the last quarter of the fiscal year ended March 31, 1996.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Elmer's Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Elmer's Restaurants, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elmer's Restaurants, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.



Portland, Oregon                                   COOPERS & LYBRAND L.L.P
May 3, 1996

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and 1995


                                                                          1996              1995
                        ASSETS
Current assets:
Cash and cash equivalents (Note 5)                                  $1,370,829        $1,269,267
Accounts receivable, less allowance for                                115,857           108,401
doubtful accounts of $5,000 in 1996 and 1995
Inventories                                                            192,028           212,037
Prepaid expenses                                                       149,573           113,686
                                                                   -----------        ----------
          Total current assets                                       1,828,287         1,703,391
Property, buildings and equipment, net (Notes                        4,941,410         5,101,679
2 and 5)
Intangible assets, net (Notes 3 and 5)                               1,159,533         1,269,332
Other assets                                                            99,291            62,606
                                                                   -----------        ----------
Total assets                                                        $8,028,521        $8,137,008
                                                                   -----------        ----------

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Notes payable - current portion (Note 5)                            $  412,831        $  696,355
Accounts payable                                                       643,905           593,779
Accrued payroll and related taxes                                      217,830           144,103
Accrued expenses                                                        32,315            68,087
Accrued income taxes (Note 4)                                                             20,575
                                                                   -----------        ----------
Total current liabilities                                            1,306,881         1,522,899
Notes payable - long-term portion (Note 5)                           3,687,808         3,573,613
Deferred income taxes (Note 4)                                         105,000            83,500
                                                                   -----------        ----------
Total liabilities                                                    5,099,689         5,180,012
                                                                   -----------        ----------
Commitments and contingencies (Notes 6 and 8)
Shareholders' equity:
Preferred stock, no par value; 500,000 shares
authorized; none issued Common stock, no par
value; 10,000,000 shares authorized;
1,499,263 shares in 1996 and 1,727,445 shares
in 1995 issued and outstanding                                       1,620,240         1,866,676
Retained earnings                                                    1,308,592         1,090,320
                                                                    ----------        ----------
Total shareholders' equity                                           2,928,832         2,956,996
                                                                    ----------        ----------
Total liabilities and shareholders' equity                          $8,028,521        $8,137,008
                                                                    ----------        ----------

The accompanying notes are an integral part of the consolidated financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended March 31, 1996, 1995 and 1994



                                                       1996               1995               1994
Revenues:
Restaurant sales                               $ 15,031,429       $ 14,592,232       $ 13,729,829
Franchise operations                                680,604            605,855            546,154
Initial license fees                                                    25,000                500
                                               ------------       ------------       ------------
                                                 15,712,033         15,223,087         14,276,483
                                               ------------       ------------       ------------
Costs and expenses:
Cost of restaurant
sales:
Food and beverage                                 4,191,161          4,070,030          3,850,384
Labor and related                                 5,102,414          4,890,252          4,516,061
Occupancy costs                                     934,518            902,554            875,816
Depreciation and                                    719,711            722,775            915,457
amortization
General and                                       3,911,387          3,744,102          3,502,508
administrative expenses
                                               ------------       ------------       ------------
                                                 14,859,191         14,329,713         13,660,226
                                               ------------       ------------       ------------
Income from operations                              852,842            893,374            616,257

Other income (expense):
Interest income                                      60,780             49,169             35,590
Interest expense (Note                             (387,033)          (380,392)          (360,141)
5)
Gain on disposition of
assets                                                3,533              3,620             10,216
                                               ------------       ------------       ------------
Income before provision
for income taxes                                    530,122            565,771            301,922

Provision for income
taxes (Note 4)                                     (179,500)          (188,000)          (142,000)
                                               ------------       ------------       ------------
Net income                                     $    350,622       $    377,771       $    159,922
                                               ------------       ------------       ------------
Net income per share                           $       0.23       $       0.21       $       0.08
                                               ------------       ------------       ------------
Weighted average number
of shares outstanding                             1,538,253          1,781,892          1,895,319
                                               ------------       ------------       ------------

The accompanying notes are an integral part of the consolidated financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended March 31, 1996, 1995 and 1994


                                              Common Stock
                                       --------------------------         Retained
                                          Shares           Amount         Earnings
                                       ---------       ----------       ----------
Balance, March 31, 1993                1,943,398       $2,099,906       $  659,189

Repurchase and retirement
of common stock                          (96,180)        (103,875)         (36,684)

Net income                                                                 159,922
                                       ---------       ----------       ----------

Balance, March 31, 1994                1,847,218        1,996,031          782,427

Repurchase and retirement
of common stock                         (119,773)        (129,355)         (69,878)

Net income                                                                 377,771
                                       ---------       ----------       ----------

Balance, March 31, 1995                1,727,445        1,866,676        1,090,320

Repurchase and retirement
of common stock                         (228,182)        (246,436)        (132,350)

Net income                                                                 350,622
                                       ---------       ----------       ----------

Balance, March 31, 1996                1,499,263       $1,620,240       $1,308,592
                                       ---------       ----------       ----------

The accompanying notes are an integral part of the consolidated financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended March 31, 1996, 1995 and 1994



                                                                  1996                    1995                    1994

Cash flows from operating activities:
Net income                                                 $   350,622       $  377,771       $  159,922
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                                                   609,912          611,680          805,026
Amortization                                                   109,799          111,095          110,431
Deferred income taxes                                           21,500           25,000
Gain on disposition of assets                                   (3,533)          (3,620)         (10,216)
Changes in assets and liabilities:
Accounts receivable                                             (7,456)            5,327          (2,795)
Inventories                                                     20,009         (36,736)            5,767
Prepaid expenses                                               (35,887)           15,106           15,269
Other assets                                                    (2,330)           30,017         (31,820)
Accounts payable and accrued                                    88,081           26,397         (98,396)
expenses
Accrued income taxes                                           (20,575)           20,575         (43,201)
                                                           -----------       ----------       ----------
Net cash provided by operating
activities                                                   1,130,142        1,182,612          909,987
                                                           -----------       ----------       ----------
Cash flows from investing activities:
Additions to property, buildings and
equipment                                                     (450,047)        (632,814)        (754,578)
Proceeds from sale of assets                                     3,937            3,620           37,431
Additions to intangible assets                                                                     (530)
                                                           -----------       ----------       ----------
Net cash used in investing
activities                                                    (446,110)        (629,194)        (717,677)
                                                           -----------       ----------       ----------
Cash flows from financing activities:
Net change in other non-current
assets                                                         (34,355)                           (4,900)
Proceeds from notes payable                                  2,670,000          517,950          663,723
Payments on notes payable                                   (2,839,329)        (916,958)        (850,387)
Repurchase of common stock                                    (378,786)        (199,233)        (140,559)
                                                           -----------       ----------       ----------
Net cash used in financing
activities                                                    (582,470)        (598,241)        (332,123)
                                                           -----------       ----------       ----------
Net increase (decrease)  in cash and
cash equivalents                                               101,562          (44,823)        (139,813)

Cash and cash equivalents, beginning
of year                                                      1,269,267        1,314,090        1,453,903
                                                           -----------       ----------       ----------
Cash and cash equivalents, end of
year                                                       $ 1,370,829       $1,269,267       $1,314,090
                                                           -----------       ----------       ----------


Supplemental schedule of noncash
investing and financing activities:
The Company  purchased the following
in exchange for assumption of
certain liabilities:

Property, buildings and equipment,
net of cash paid                                           $         -       $        -       $   27,578
                                                           -----------       ----------       ----------

Supplemental disclosures of cash flow information:
Cash paid for:
Interest                                                   $   387,033       $  390,127       $  350,406
                                                           -----------       ----------       ----------

Income taxes                                               $   188,766       $  134,596       $  188,295
                                                           -----------       ----------       ----------

The accompanying notes are an integral part of the consolidated financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     Elmer's Restaurants, Inc. (the Company), an Oregon corporation, owns and operates eleven Elmer's Pancake & Steak House restaurants and sells franchises that give franchisees the right to operate under the name Elmer's Pancake & Steak House for a specific restaurant or region. Franchises and Company owned stores are located throughout the western United States.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable approximated fair value as of March 31, 1996 because of the relatively short maturity of these instruments. The carrying value of notes payable approximated fair value as of March 31, 1996, based upon interest rates available for the same or similar loans.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term, highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company invests its excess cash in interest bearing deposits with major banks and in U.S. Treasury securities. These investments generally mature within 90 days and are therefore subject to minimal risk. Management routinely reviews these investments in order to limit the amount of credit exposure to any one financial institution.

INVENTORIES

     Inventories of food, beverages and restaurant supplies are stated at the lower of first-in, first-out cost or market.

PROPERTY, BUILDINGS AND EQUIPMENT

     Property, buildings and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Lives used for calculating depreciation and amortization rates for the principal asset classifications are as follows: buildings - 35 years; automobiles, furniture, fixtures and equipment - 3-7 years; leasehold improvements - life of lease or applicable shorter period. Maintenance and repairs are expensed as incurred; renewals

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

and improvements are capitalized. Upon disposal of assets subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in the consolidated statements of income.

INTANGIBLE ASSETS

     The cost over fair value of net tangible assets of acquired companies (goodwill) is amortized on a straight-line basis over periods not exceeding 25 years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent decline in value were to occur.

     Other intangible assets are stated at cost and amortized using the straight-line method over the shorter of the actual life or the period estimated to be benefited of 3-40 years.

FRANCHISE OPERATIONS

     Initial license fees from individual and area franchise sales are recognized as revenue when substantially all of the terms and conditions of the franchise agreement are met. The Company has sold area franchises to several restaurant operators in various western states. The terms of the agreements entered into with each franchisee protect the territory for the operator and provide standard building blueprints, recipes, formulas and methods of food preparation. The term of the franchise is twenty-five years. Continuing franchise fees (based on a percentage of sales) are recognized as income when earned.

INCOME TAXES

     The Company files consolidated income tax returns with its subsidiaries. Deferred income taxes have been recorded for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. Investment tax credits are accounted for using the flow-through method, whereby the credits are reflected as a reduction of federal income tax expense in the year in which the credit is recognized for tax purposes.

NET INCOME PER SHARE

     Net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, that establishes criteria for and requires recognition of impairment losses on long-lived assets. SFAS 121 also prescribes the accounting for long-lived assets that are expected to be disposed of in future periods. The Company will adopt SFAS 121 in the first quarter of 1996 and, based on estimates as of March 31, 1996, believes the effect of adoption, if any, will not have a material effect on the financial statements of the Company.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. This Standard encourages employers to adopt a fair value-based method of accounting to recognize compensation expense for employee stock compensation plans. However, it does not require the fair value-based method to be adopted and provides that employers may continue to account for those plans using the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Companies that elect not to adopt the fair value-based method must disclose pro forma net income and earnings per share, as if the fair value-based method has been applied. The Company does not currently intend to adopt the fair value-based method of recognition under SFAS 123. There is currently no impact on pro forma net income and earnings per share of the Company under the fair value-based method of accounting for stock compensation plans.

2.   PROPERTY, BUILDINGS AND EQUIPMENT:


                                                     1996              1995
      Land                                   $  1,258,439       $ 1,258,439
      Buildings                                 2,397,411         2,377,270
      Furniture, fixtures and                   6,225,143         5,899,577
      equipment
      Automobiles                                  57,028            57,028
      Leasehold improvements                    1,131,256         1,046,522
                                             ------------       -----------
                                               11,069,277        10,638,836
      Less accumulated depreciation           (6,127,867)       (5,537,157)
                                             ------------       -----------
                                             $  4,941,410       $ 5,101,679
                                             ------------       -----------

3.   INTANGIBLE ASSETS:

     Intangible assets, net of accumulated amortization of $1,059,614 at March 31, 1996 and $949,815 at March 31, 1995, are comprised of:


                                                                  1996             1995
      Trademark and franchise registrations
      and agreements                                       $   730,134       $  779,970
      Cost over fair value of net tangible
      assets acquired                                          382,497          417,488
      Other                                                     46,902           71,874
                                                           -----------       ----------
                                                           $ 1,159,533       $1,269,332
                                                           -----------       ----------

4.   INCOME TAXES:

     The Company's provision for income taxes is comprised of the following:

                                             1996            1995           1994
     Currently payable:
       Federal                         $  120,000       $ 127,000       $116,000
       State                               38,000          36,000         26,000
                                       ----------       ---------       --------
                                          158,000         163,000        142,000

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Deferred income taxes                 21,500          25,000
                                       ----------       ---------       --------
                                       $  179,500       $ 188,000       $142,000
                                       ----------       ---------       --------

     Deferred tax assets and liabilities are recorded for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. A valuation allowance is established, when necessary, to reflect the likelihood of realization of deferred tax assets. No valuation allowance was deemed necessary as a result of management's evaluation that it is more likely than not that all of the deferred tax assets will be realized. The Company has recorded a net deferred tax liability of $105,000 and $83,500 at March 31, 1996 and 1995, respectively, which is comprised of the following:

                                                                      1996              1995

      Excess of Financial Statement Fixed                     $   (196,000)       $  (217,000)
      Assets over tax basis
      Federal alternative minimum tax                               91,000            133,500
      credit carryforwards
                                                              ------------        -----------
                                                              $   (105,000)       $   (83,500)
                                                              ------------        -----------

Income taxes are provided at a rate different from the expected federal tax rate on income before income taxes for the following reasons:

                                                            1996               1995               1994
      Expected tax                                  $    180,000       $    192,000       $    103,000
      Amortization not deductible for
      income taxes                                        12,000             12,000             12,000
      Depreciation of assets
      with different tax and
      book bases                                           7,000            (13,000)            16,000
      State taxes, net of federal tax
      benefits                                            25,000             24,000             17,000
      Alternative minimum tax credits
      utilized                                           (42,500)           (26,000)
      Other                                               (2,000)            (1,000)            (6,000)
                                                    ------------       ------------       ------------
                                                    $    179,500       $    188,000       $    142,000
                                                    ------------       ------------       ------------

5.   NOTES PAYABLE:


                                                              1996             1995
Notes payable to financial institutions,
collateralized by all assets excluding real
estate, due at various dates through June
2000, monthly principal installments total
approximately $30,000 plus interest at rates
as follows:

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Prime rate plus 0.5% - 1.0% (prime was
8.25% at March 31, 1996)
                                                        $2,098,022        $2,141,854
    Fixed rates ranging from 7% to 10%                                         5,353

Notes payable to financial institutions,
collateralized by real estate, due at various
dates through February 2006, monthly
installments total $16,204 including interest
at rates as follows: FHLB 11th district rate
plus 2.75% (applicable district rates were
4.367% and 4.187% at March 31, 1995)                                       1,442,193

Average 2 year U.S. Treasury note rate plus
1.75% and 2% (applicable treasury note rates
were 5.55% and 6.73% at March 31, 1996)                    526,751           538,975

    Fixed rate of 8.18%                                  1,367,562

Notes payable to others, collateralized by
equipment and the stock of a subsidiary, due
at various dates through August 2001,
interest from 6% to 10%                                    108,304           141,593
                                                        ----------        ----------

                                                         4,100,639         4,269,968

Less current portion                                      (412,831)         (696,355)
                                                        ----------        ----------

Long-term portion                                       $3,687,808        $3,573,613
                                                        ----------        ----------

     Certain notes payable contain restrictive covenants pertaining to capital expenditures, financial ratios, minimum cash flow coverage, dividends and repurchase of Company common stock. The most restrictive covenants require the Company to maintain a ratio of cash generation (defined as the sum of net income, depreciation and amortization) to current maturities of long-term debt of at least 1.3 to 1.0 and restrict the amount of capital expenditures which the Company may make in any one fiscal year. The company was in compliance with these covenants at March 31, 1996.

     Future maturities of notes payable for years ending March 31 are as follows:

          1997                          $    412,831
          1998                               461,735
          1999                               882,676
          2000                               384,339
          2001                               735,519
          Thereafter                       1,223,539
                                        ------------
                                        $  4,100,639
                                        ------------

All interest costs incurred have been expensed.

6.   LEASES:

     Minimum fiscal year rental commitments for the years ending March 31 under operating leases with noncancelable terms of more than one year, are as follows:

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1997                                 $       492,518
1998                                         468,071
1999                                         340,346
2000                                         317,922
2001                                         301,722
Thereafter                                   988,117
                                     ---------------

                                     $     2,908,696
                                     ---------------

     The leases generally provide for additional rentals based upon a specified percentage of sales and require the Company to pay certain other costs. Rental expense on operating leases amounted to $649,295 (including $156,777 of additional rentals) for the year ended March 31, 1996, $625,156 (including $133,438 of additional rentals) for the year ended March 31, 1995, and $592,341 (including $96,865 of additional rentals) for the year ended March 31, 1994.

     Total lease payments were $33,636 for the year ended March 31, 1996, $32,836 for the year ended March 31, 1995 and $32,436 for the year ended March 31, 1994 for the lease of the corporate offices from a stockholder of the Company.

7.   RESTAURANT AND FRANCHISE OPERATIONS:

     Summary results of operations and other selected financial information from restaurant operations and franchise operations are presented after elimination of intercompany transactions:

                                                        YEARS ENDED MARCH 31,
                                         --------------------------------------------------
                                                1996                1995               1994

Revenues:
     Restaurant operations               $15,031,429         $14,592,232        $13,729,829
     Franchise operations                  1,360,729           1,297,546          1,184,817
     Intercompany                          (680,125)           (666,691)          (638,163)
     eliminations
                                         -----------         -----------        -----------

         Consolidated                    $15,712,033         $15,223,087        $14,276,483
                                         -----------         -----------        -----------

Income from Operations:
     Restaurant operations               $   424,480         $   519,999        $   281,144
     Franchise operations                    428,362             373,375            335,113
                                         -----------         -----------        -----------

         Consolidated                    $   852,842         $   893,374        $   616,257
                                         -----------         -----------        -----------

Capital and Intangible
Expenditures:
     Restaurant operations               $   361,545         $   625,677        $   733,264
     Franchise operations                     88,502               7,137             49,422
                                         -----------         -----------        -----------

         Consolidated                    $   450,047         $   632,814        $   782,686
                                         -----------         -----------        -----------

Depreciation and
Amortization:
     Restaurant operations               $   642,031         $   648,115        $   836,249
     Franchise operations                     77,680              74,660             79,208
                                         -----------         -----------        -----------

         Consolidated                    $   719,711         $   722,775        $   915,457
                                         -----------         -----------        -----------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                            1996                   1995
Assets:
Restaurant operations                           $      7,022,734        $     7,149,621
Franchise operations                                   1,005,787                987,387
                                                ----------------        ---------------

Consolidated                                    $      8,028,521        $     8,137,008
                                                ----------------        ---------------


The number of Company owned stores and operating franchises at March 31 is as follows:

                                         1996             1995             1994
Company owned stores                       11               11               11
Operating franchises                       18               18               16

8.   COMMITMENTS AND CONTINGENCIES:

     The Company has employment agreements with its Chief Executive Officer and the founders of the original Elmer's Pancake & Steak House. The agreements provide the following minimum compensation commitments: Chief Executive Officer - $120,000 per year expiring May 1999; Founders - $15,000 per year for life.

     The Company has authorized incentive compensation for the Company's Chief Executive Officer equal to 10 percent of the Company's annual earnings (before income taxes and the incentive payment) in excess of $200,000 for each fiscal year. Incentive compensation expense for the years ended March 31, 1996, 1995 and 1994 was $36,680, $40,641 and $11,325,
respectively.

     From time to time, the Company is involved in litigation relating to claims out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts which Management believes to be adequate. Management believes that the Company is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business or operations.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELMER'S RESTAURANTS, INC.

Date:  June 28, 1996              By ANITA GOLDBERG
                                     -------------------------------------
                                     Anita Goldberg, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 1996.

                  Signature                          Title
                  ---------                          -----

(1)      Principal Executive and
           Financial Officer


 ANITA GOLDBERG                             President and Director
- ----------------------------------
 Anita Goldberg

(2)      Principal Accounting
           Officer


 JUANITA NELSON                             Controller
- ----------------------------------
 Juanita Nelson

(3)      Directors


 ANITA GOLDBERG                             Director
- ----------------------------------
 Anita Goldberg


 PAUL WELCH                                 Director
- ----------------------------------
 Paul Welch


 ZADOC (ZED) MERRILL                        Director
- ----------------------------------
 Zadoc (Zed) Merrill

                               EXHIBIT INDEX

EXHIBIT                                                          SEQUENTIAL
  NO.                     DESCRIPTION                            PAGE NOS.
  ---                     -----------                            ---------


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

10.2 Lease Agreement dated June 18, 1987 by and between Dale M. Elmer and Sandra Lee Elmer and Elmer's Pancake & Steak House, Inc., and addenda thereto. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989 (the "1989 Form 10-K") and Exhibit 10.3 of the December 31, 1991 Form 10-Q.

10.3 Amended and Restated Loan Agreement, dated as of June 7, 1991, between the Company and First Interstate Bank of Oregon, N.A. and Seventh Amendment thereto, dated as of May 17, 1995, and Promissory Note dated as of May 17, 1995 issued by the Company to First Interstate Bank of Oregon, N.A. in connection with the Seventh Amendment. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (the "1995 Form 10-K").

                               EXHIBIT INDEX

EXHIBIT                                                          SEQUENTIAL
  NO.                     DESCRIPTION                            PAGE NOS.
  ---                     -----------                            ---------


10.4    Franchise Agreement between the Company and Paul H.
        Welch and Jacqueline M. Welch dated March 23, 1993.
        Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (the "1993 Form 10-K").

10.5    Franchise Development Option Agreement between the
        Company and Paul H. Welch and Jacqueline M. Welch dated May 3, 1993. Incorporated by reference to
        Exhibit 10.10 of the 1993 Form 10-K.

10.6 Commercial Loan Note, dated May 18, 1995, issued by the Company to The Bank of California, N.A. and addendum thereto. Incorporated by reference to Exhibit
        10.9 of the 1995 Form 10-K.

22.1    List of Subsidiaries.


27.1    Financial Data Schedule.