Form 10-Q
period 1996-06-30
ELMERS RESTAURANTS INC
filed 1996-08-14
CIK 771214

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

     -------------

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM

                          TO
         ----------------   ----------------

         Commission file number 0-14837


                         ELMER'S RESTAURANTS, INC.
           (Exact name of registrant as specified in its charter)

                OREGON                         93-0836824
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)

            11802 S.E. Stark St.
            P.O. Box 16595
            Portland, Oregon                      97216
    (Address of principal executive offices)    (Zip Code)

                            (503) 252-1485
         (Registrant's telephone number, including area code)



    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
    requirements for the past 90 days.   Yes  X    No
                                            -----    -----
    Number of shares of Common Stock outstanding at August 4, 1996:
    1,499,263.

                         ELMER'S RESTAURANTS, INC.


                                   INDEX


                                                                Page
                                                               Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets,              1
                June 30, 1996 (Unaudited) and
                March 31, 1996

              Condensed Consolidated Statements of Income,        2
                three months ended June 30, 1996 and 1995
                (Unaudited)

              Condensed Consolidated Statements of Cash Flows,    3
                three months ended June 30, 1996 and 1995
                (Unaudited)

              Note to Condensed Consolidated Financial            4
                Statements (Unaudited)



  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations      5-7


PART II.  OTHER INFORMATION AND SIGNATURE

  Item 6.   Exhibits and Reports on Form 8-K                      8

            Signatures                                            8

                         ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                      June 30, 1996       March 31, 1996
ASSETS                                  (Unaudited)            (Note)


  Cash and cash equivalents             $1,366,285          $1,370,829
  Accounts receivable                      179,918             115,857
  Inventories                              197,929             192,028
  Prepaid expenses and deposits            169,951             149,573
                                         ---------           ---------

       Total current assets              1,914,083           1,828,287

  Property, buildings and
   equipment - net                       4,838,200           4,941,410

  Other assets                             101,845              99,291

  Intangible assets - net                1,135,251           1,159,533
                                         ---------           ---------
       Total assets                     $7,989,379          $8,028,521
                                         =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Notes payable - current portion       $  464,608           $ 412,831
  Accounts payable                         581,582             643,905
  Other current liabilities                284,361             250,145
                                         ---------           ---------
       Total current liabilities         1,330,551           1,306,881


  Long-term liabilities                  3,629,540           3,792,808
                                         ---------           ---------
       Total liabilities                 4,960,091           5,099,689
                                         ---------           ---------
  Common stock                           1,620,240           1,620,240
  Retained earnings                      1,409,048           1,308,592
                                         ---------           ---------
       Total shareholders' equity        3,029,288           2,928,832
                                         ---------           ---------
       Total liabilities and
        shareholders' equity            $7,989,379          $8,028,521
                                         =========           =========


  NOTE: The balance sheet at March 31, 1996 has been taken from the audited financial statements at that date and condensed.

                                    (1)

                         ELMER'S RESTAURANTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                             Three Months
                                                 Ended
                                                June 30,

                                          1996           1995
REVENUES:

Restaurant sales                       $3,770,800     $3,723,923
Franchise operations                      161,584        164,393
                                        ---------      ---------
                                        3,932,384      3,888,316
                                        ---------      ---------

COSTS AND EXPENSES:

Cost of restaurant sales                2,330,460      2,292,618
Occupancy costs                           246,212        230,953
Depreciation and
 amortization                             171,462        175,315
General and administrative
 expenses                                 957,000        931,207
                                        ---------      ---------
                                        3,705,134      3,630,093

INCOME FROM OPERATIONS
BEFORE OTHER INCOME
(EXPENSE)                                  227,250        258,223

OTHER INCOME (EXPENSE):
- ----------------------

Other income                               14,027         15,820

Interest expense                          (89,071)      (100,068)
                                        ---------      ---------

Income before income taxes                152,206        173,975

Provision for income taxes                (51,750)       (59,150)
                                        ---------      ---------

NET INCOME                              $  100,456     $  114,825
                                        =========      =========
PER SHARE DATA:

Net income                             $      .07     $      .07
                                        =========      =========
Weighted average number of
common shares outstanding               1,499,263      1,585,188
                                        =========      =========
                                  (2)

                          ELMER'S RESTAURANTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                     Three Months Ended
                                                          June 30,

                                                    1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $  100,456        $  114,825
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                     147,180           147,700
  Amortization                                      24,282            27,615
 Changes in assets and liabilities:
  Accounts receivable                              (64,061)          (22,672)
  Inventories                                       (5,901)           (4,411)
  Prepaid expenses and deposits                    (20,378)           (5,141)
  Accounts payable                                 (62,323)               (2)
  Other current liabilities                         34,216            (4,150)
                                                ----------        ----------
    Net cash provided by operating
     activities                                    153,471           253,764
                                                ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, buildings
  and equipment                                    (43,970)         (122,503)
                                                ----------        ----------

    Net cash used by investing activities          (43,970)         (122,503)
                                                ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                           -0-         1,202,500
 Payments on notes payable                        (111,491)       (1,092,871)
 Repurchase of common stock                            -0-          (298,585)
 Other assets                                       (2,554)          (20,098)
                                                ----------        ----------
    Net cash used by financing activities         (114,045)         (209,054)
                                                ----------        ----------
    Net decrease in cash and cash equivalents       (4,544)          (77,793)

Cash and cash equivalents, beginning of period    1,370,829         1,269,267
                                                ----------        ----------

Cash and cash equivalents, end of period         $1,366,285        $1,191,474
                                                ==========        ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest                                       $   89,071        $  111,345
                                                ==========        ==========
 Income taxes                                   $    2,000        $   26,200
                                                ==========        ==========

                                     (3)

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



                                    (4)

                      ELMER'S RESTAURANTS, INC.
                      -------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    ------------------------------------

              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

FINANCIAL CONDITION

     The Company's working capital at June 30, 1996 totaled$583,532, which is an increase of $62,126 from working capital of $521,406 at March 31, 1996.

     Cash provided by operations totaled $153,471 for the three months ended June 30, 1996, compared to $253,764 for the three months ended June 30, 1995. The primary reasons for the decrease were a decrease in net income of approximately $15,000, an increase in accounts receivable and prepaid expenses and the timing of payment of certain liabilities. Cash used to repay indebtedness and acquire assets amounted to $155,461.

     The Company believes that the cash and cash equivalents on hand at June 30, 1996, together with funds provided by operations, will be sufficent to fund the Company's existing operations.


RESULTS OF OPERATIONS
- ---------------------

  Revenues
  --------

           Revenues increased $44,068 (1.1%) for the three months ended June 30, 1996 (the first quarter of the Company's fiscal year), compared to the corresponding period of fiscal 1995. This increase resulted from a $46,877 (1.3%) increase in revenue from restaurant sales.

     There were eleven Company-owned restaurants at June 30, 1996.

                                 (5)

  Costs and Expenses
  ------------------

     Costs and expenses increased $75,041 (2.1%) for the three months ended June 30, 1996, compared to the three months ended June 30, 1995, primarily due to the operations of the Company-owned restaurants. Cost of restaurant sales as a percentage of restaurant sales was approximately 61.8% for the three months ended June 30, 1996 and 61.6% for the three months ended June 30, 1995. Occupancy costs increased $15,259 (6.6%) for the three months ended June 30, 1996, compared to the three months ended June 30, 1995. Depreciation and amortization decreased $3,853 (2.2%) for the three months ended June 30, 1996, compared to the three months ended June 30, 1995, as a result of fewer capital expenditures and certain assets becoming fully depreciated. General and administrative expenses as a percentage of revenues were 24.3% for the three months ended June 30, 1996, and 23.9% for the three months ended June 30, 1995.


  Income From Operations
  ----------------------

     Income from operations decreased $30,973 (12.0%) for the three months ended June 30, 1996, compared to the three months ended June 30, 1995, due primarily to increased costs and expenses of restaurant operations.


  Other Income and Expense
  ------------------------

     Other income decreased $1,793 (11.3%) for the three


                                  (6)
months ended June 30, 1996, compared to the three months ended June 30, 1995, due primarily to the fluctuation of interest rates on the investments held by the Company.

     Interest expense decreased $10,997 (11.0%) for the three months ended June 30, 1996, compared to the three months ended June 30, 1995, due primarily to the decrease in principle balance of the notes payable.


  Income Taxes
  ------------

     The Company's income tax rate was approximately 34% of income before income taxes for the three months ended June 30, 1996, and for the three months ended June 30, 1995.


                                 (7)

     (b) Reports on Form 8-K

         None




                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1996              ELMER'S RESTAURANTS, INC.
      ---------------

                                   By  ANITA GOLDBERG
                                     ------------------------------------------
                                     Anita Goldberg, President


                                   By  JUANITA NELSON
                                     ------------------------------------------
                                     Juanita Nelson, Asst.  Sec./Controller
                                     (Principal Accounting Officer)



                                    (8)

                               EXHIBIT INDEX


Exhibit                                             Sequential
 No.           Description                           Page No.
- -------        -----------                          ----------

 27            Financial Data Schedule








                                    (9)