Form 10-Q
period 1996-09-30
ELMERS RESTAURANTS INC
filed 1996-11-13
CIK 771214

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     SEPTEMBER 30, 1996 OR
     ------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM
     ___________________ TO _________________

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

 Number of shares of Common Stock outstanding at November 4, 1996: 1,480,762.

                         ELMER'S RESTAURANTS, INC.

                                   INDEX


                                                                       Page
                                                                     Number

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets,                      1
                September 30, 1996 (Unaudited) and
                March 31, 1996

             Condensed Consolidated Statements of Income,                2
                six months and three months ended
                September 30, 1996 and 1995 (Unaudited)

             Condensed Consolidated Statements of Cash Flows,            3
                six months ended September 30, 1996 and 1995
                (Unaudited)

             Note to Condensed Consolidated Financial                    4
                Statements (Unaudited)



    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations          5-7


PART II.  OTHER INFORMATION AND SIGNATURE

    Item 4.  Submission of Matters to a Vote of Security Holders         8


    Item 6.  Exhibits and Reports on Form 8-K                            8


         Signatures                                                      9

                         ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30, 1996      March 31, 1996
ASSETS                                                (Unaudited)             (Note)
   Cash and cash equivalents                              $1,519,194          $1,370,829
   Accounts receivable                                       187,191             115,857
   Inventories                                               212,072             192,028
   Prepaid expenses and deposits                             134,744             149,573
                                                          ----------          ----------


        Total current assets                               2,053,201           1,828,287

   Property, buildings and equipment - net                 4,835,114           4,941,410

   Other assets                                               80,868              99,291

   Intangible assets - net                                 1,110,969           1,159,533
                                                          ----------          ----------

        Total assets                                      $8,080,152          $8,028,521
                                                          ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

   Notes payable - current portion                        $  492,184          $  412,831
   Accounts payable                                          631,920             643,905
   Other current liabilities                                 265,317             250,145
                                                          ----------          ----------

        Total current liabilities                          1,389,421           1,306,881

   Long-term liabilities                                   3,576,748           3,792,808
                                                          ----------          ----------

        Total liabilities                                  4,966,169           5,099,689


   Common stock                                            1,600,260           1,620,240
   Retained earnings                                       1,513,723           1,308,592
                                                          ----------          ----------

        Total shareholders' equity                         3,113,983           2,928,832
                                                          ----------          ----------

        Total liabilities and shareholders' equity        $8,080,152          $8,028,521
                                                          ==========          ==========

NOTE: The balance sheet at March 31, 1996 has been taken from the audited financial statements at that date and condensed.

                                    (1)

                         ELMER'S RESTAURANTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                      SIX MONTHS                            THREE MONTHS
                                                         ENDED                                  ENDED
                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                              -----------------------------          -----------------------------
                                                      1996             1995                  1996             1995
                                              ------------     ------------          ------------     ------------
REVENUES:
 Restaurant sales                               $7,675,981       $7,552,332            $3,905,181       $3,828,409
 Franchise operations                              331,469          336,244               169,885          171,851
                                              ------------     ------------          ------------     ------------

                                                 8,007,450        7,888,576             4,075,066        4,000,260
                                              ------------     ------------          ------------     ------------
COSTS AND EXPENSES:
  Cost of restaurants sales                      4,763,812        4,654,165             2,433,352        2,361,547
  Occupancy costs                                  497,817          472,778               251,605          241,825
  Depreciation and amortization                    342,924          352,902               171,462          177,587
  General and administrative expenses            1,919,825        1,887,037               962,825          955,830

                                                 7,524,378        7,366,882             3,819,244        3,736,789

INCOME FROM OPERATIONS                             483,072          521,694               255,822          263,471


OTHER INCOME (EXPENSE):
 Other income                                       29,696          31,351                 15,669           15,531

 Interest expense
                                                  (179,617)        (197,889)               (90,546)         97,821)

 Income before income taxes                        333,151          355,156                180,945         181,181

 Provision for income taxes                       (113,300)        (120,750)               (61,550)        (61,600)

NET INCOME                                      $  219,851       $  234,406            $   119,395      $  119,581
                                              ============     ============          =============    ============

PER SHARE DATA
 Net Income                                     $      .15       $      .15            $       .08      $      .08
                                              ============     ============          =============    ============

Weighted average number of common
  shares outstanding                             1,493,585        1,562,104              1,487,969       1,539,270
                                              ============     ============          =============    ============

                                    (2)

                         ELMER'S RESTAURANTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ---------------------------
                                                                      1996             1995
                                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  219,851       $  234,406
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                    294,360          297,672
   Amortization                                                     48,564           55,230
  Changes in assets and liabilities:
   Accounts receivable                                             (71,334)         (28,311)
   Inventories                                                     (20,044)           6,995
   Prepaid expenses and deposits                                    14,829           13,841
   Accounts payable                                                (11,985)             791
   Other current liabilities                                        15,172           13,092
                                                                ----------       ----------

     Net cash provided by operating activities                     489,413          593,716
                                                                ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings and equipment                  (188,064)        (177,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                      100,000        1,237,500
  Payments on notes payable                                       (236,707)      (1,202,479)
  Repurchase of common stock                                       (34,700)        (334,292)
  Other assets                                                      18,423           51,076
                                                                ----------       ----------
     Net cash used in financing activities                        (152,984)        (350,347)
                                                                ----------       ----------

     Net increase in cash and cash equivalents                     148,365           65,714

Cash and cash equivalents, beginning of period                   1,370,829        1,269,267
                                                                ----------       ----------

Cash and cash equivalents, end of period                        $1,519,194       $1,334,981
                                                                ==========       ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                      $  179,617       $  209,166
                                                                ==========       ==========

  Income taxes                                                  $   80,900       $  108,756
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

                                    (4)

                         ELMER'S RESTAURANTS, INC.
                         -------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    ------------------------------------

              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------


FINANCIAL CONDITION

     The Company's working capital at September 30, 1996 totaled $663,780, which is an increase of $142,374 from working capital of $521,406 at March 31, 1996. Cash provided by operations totaled $489,413 for the six months ended September 30, 1996, compared to $593,716 for the six months ended September 30, 1995. The primary reasons for the decrease were a decrease in net income of approximately $14,500, an increase in accounts receivable and inventories and the timing of payment of certain liabilities. Cash used to repay indebtedness and acquire assets amounted to $324,771, net of proceeds from notes payable of $100,000.

     The Company believes that the cash and cash equivalents on hand at September 30, 1996, together with funds provided by operations, will be sufficient to fund the Company's existing operations.


RESULTS OF OPERATIONS

   REVENUES

     Revenues increased $74,806 (1.9%) and $118,874 (1.5%) for the three months and six months ended September 30, 1996, respectively, compared to the corresponding periods of fiscal 1996. These increases resulted primarily from a $76,772 (2.0%) and a $123,649 (1.6%) increase in revenues from restaurant sales for the three months and six months ended September 30, 1996, respectively, compared to the corresponding periods of fiscal 1996. There were eleven Company-owned restaurants at September 30, 1996.

                                    (5)

     Revenues from franchise operations decreased $1,966 (1.1%) and $4,775 (1.4%) for the three months and six months ended September 30, 1996, respectively, compared to the corresponding periods of fiscal 1996.


   COSTS AND EXPENSES
   ------------------

     Costs and expenses increased $82,455 (2.2%) and $157,496 (2.1%) for the three months and six months ended September 30, 1996, respectively, compared to the corresponding periods of fiscal 1996, primarily due to the operations of the Company-owned restaurants. Cost of restaurant sales as a percentage of restaurant sales was approximately 62.3% for the three months and 62.1% for the six months ended September 30, 1996, respectively, and 61.7% and 61.6% for the corresponding periods of fiscal 1996. Occupancy costs increased $9,780 and $25,039 for the three months and six months ended September 30, 1996, respectively, compared to the corresponding periods of fiscal 1996, primarily due to increases in property taxes, insurance and rent, which is based on a percentage of restaurant sales, of the Company-owned restaurants. Depreciation and amortization decreased $6,125 (3.5%) and $9,978 (2.8%) for the three months and six months ended September 30, 1996, respectively, compared to the corresponding periods of fiscal 1996. General and administrative expenses as a percentage of revenues were 23.6% for the three months and 23.9% for the six months ended September 30, 1996, respectively, and 23.9% for the corresponding periods of fiscal 1996.


   INCOME FROM OPERATIONS
   ----------------------

     Income from operations decreased $7,649 (2.9%) and $38,622 (7.4%) for the three months and six months ended September 30, 1996, respectively, compared to the corresponding periods of fiscal 1996, due primarily to the increased costs of restaurant operations.

                                    (6)

   OTHER INCOME AND EXPENSE
   ------------------------

     Other income increased $138 (.9%) and decreased $1,655 (5.3%) for the three months and six months ended September 30, 1996, respectively, compared to the corresponding periods of fiscal 1996. The decrease for the six month period was due primarily to the slight decrease in interest rates on the investments held by the Company.

     Interest expense decreased $7,275 (7.4%) and $18,272 (9.2 %) for the three months and six months ended September 30, 1996, respectively, compared to the corresponding periods of fiscal 1996, due primarily to the decrease in principle balance of the notes payable.


INCOME TAXES
------------

     The Company's income tax rate was 34% of income before income taxes for the three months and six months ended September 30, 1996, and for the three months and six months ended September 30, 1996.

                                    (7)

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          On September 26, 1996, at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At September 26, 1996, 1,480,762 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

          The shareholders elected each of Anita Goldberg, Paul Welch and Zadoc (Zed) Merrill to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

          Anita Goldberg
          --------------

          1,079,402                  shares in favor
             13,166                  shares against or withheld

          Paul Welch
          ----------

          1,078,902                  shares in favor
             13,666                  shares against or withheld

          Zadoc (Zed) Merrill
          -------------------

          1,078,902                  shares in favor
             13,666                  shares against or withheld


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                    (8)

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 11, 1996                ELMER'S RESTAURANTS, INC.
      -----------------


                                       By ANITA GOLDBERG
                                          --------------------------------
                                          Anita Goldberg, President

                                       By JUANITA NELSON
                                          --------------------------------
                                          Juanita Nelson, Asst. Sec./Controller
                                         (Principal Accounting Officer)

                                    (9)

                               EXHIBIT INDEX

Exhibit                                                              Sequential
  No.                 Description                                    Page No.
  ---                 -----------                                    --------

  27           Financial Data Schedule

                                   (10)