Form 10-Q
period 1996-12-31
ELMERS RESTAURANTS INC
filed 1997-02-14
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED DECEMBER 31, 1996 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM
      _________________ TO _________________

     Commission file number 0-14837

                            ELMER'S RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OREGON                               93-0836824
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

         11802 S.E. Stark St.
            P.O. Box 16938
            Portland, Oregon                         97292-0938
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (503) 252-1485
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                     P.O. Box 16595, Portland, Oregon 97216
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

  Number of shares of Common Stock outstanding at February 5, 1997: 1,480,762.

                            ELMER'S RESTAURANTS, INC.
                            -------------------------

                                      INDEX
                                      -----

                                                                         Page
                                                                        Number
                                                                        ------

PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets,                1
                        December 31, 1996 (Unaudited) and
                        March 31, 1996

                     Condensed Consolidated Statements of Income,          2
                        nine months and three months ended
                        December 31, 1996 and 1995 (Unaudited)

                     Condensed Consolidated Statements of Cash Flows,      3
                       nine months ended December 31, 1996 and 1995
                       (Unaudited)

                     Note to Condensed Consolidated Financial              4
                       Statements (Unaudited)


    Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            5-7


PART II.    OTHER INFORMATION AND SIGNATURES

    Item 6.     Exhibits and Reports on Form 8-K                           8

                Signatures                                                 8

                              ELMER'S RESTAURANTS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 1996       MARCH 31, 1996
ASSETS                                           (UNAUDITED)              (NOTE)
Cash and cash equivalents                        $1,612,412           $1,370,829

Accounts receivable                                 253,818              115,857
Inventories                                         212,072              192,028
Prepaid expenses and deposits                       192,398              149,573
                                                  ---------            ---------

      Total current assets                        2,270,700            1,828,287

Property, buildings and equipm                    4,798,867            4,941,410

Other assets                                         77,119               99,291

Intangible assets - net                           1,086,687            1,159,533
                                                 ----------           ----------

      Total assets                               $8,233,373           $8,028,521
                                                 ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

      Notes payable - current portion           $   475,266          $   412,831
      Accounts payable                              753,413              643,905
      Other current liab                            319,207              250,145
                                                -----------          -----------

            Total current liabilitie              1,547,886            1,306,881

      Long-term liabilities                       3,463,327            3,792,808
                                                -----------          -----------

            Total liabilities                     5,011,213            5,099,689
                                                -----------          -----------

      Common stock                                1,600,260            1,620,240
      Retained earnings                           1,621,900            1,308,592
                                                 ----------            ---------

            Total shareholders' equi              3,222,160            2,928,832
                                                 ----------           ----------

            Total liabilities and shareholders'  $8,233,373           $8,028,521
                                                 ==========           ==========


NOTE: The balance sheet at March 31, 1996 has been taken from the audited financial statements at that date and condensed.

                             ELMER'S RESTAURANTS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                          NINE MONTHS                THREE MONTHS
                                             ENDED                      ENDED
                                          DECEMBER 31,                DECEMBER 31,
                                       1996         1995          1996         1995
REVENUES:
  Restaurant sales                 $11,563,363   $11,357,980   $ 3,887,382  $ 3,805,648
  Franchise operations                 496,258       529,660       164,789      193,416
                                   -----------   -----------   -----------   ----------

                                    12,059,621    11,887,640     4,052,171    3,999,064
                                   -----------   -----------   -----------   ----------
COSTS AND EXPENSES:
  Cost of restaurant sales           7,177,224     7,035,376     2,413,412    2,381,211
  Occupancy costs                      745,852       711,686       248,035      238,908
  Depreciation and amortization        523,401       533,667       180,477      180,765
  General and administrative expense 2,893,455     2,880,784       973,630      993,747
                                   -----------   -----------   -----------   ----------

                                    11,339,932    11,161,513     3,815,554    3,794,631
                                   -----------   -----------   -----------   ----------

INCOME FROM OPERATIONS
  BEFORE OTHER INCOME
    (EXPENSE)                          719,689       726,127       236,617      204,433

OTHER INCOME (EXPENSE):

 Other income                           45,283        46,284        15,587       14,933

 Interest expense                     (267,944)     (292,189)      (88,327)     (94,300)
                                   -----------   -----------   -----------   ----------

 Income before income taxes            497,028       480,222       163,877      125,066

 Provision for income taxes           (169,000)     (163,275)      (55,700)     (42,525)
                                   -----------   -----------   -----------   ----------

NET INCOME                         $   328,028   $   316,947    $  108,177  $    82,541
                                   ===========   ===========    ==========  ===========
PER SHARE DATA:
  Net income                       $       .22   $       .20    $      .07  $       .05
                                   ===========   ===========    ==========  ===========
Weighted average number of
  common shares outstanding          1,489,295     1,550,168     1,480,762    1,526,426


                             ELMER'S RESTAURANTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                         NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                         1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $   328,028    $   316,947
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation                                          450,555        450,822
   Amortization                                           72,846         82,845
  Changes in assets and liabilities:
    Accounts receivable                                 (137,961)       (52,867)
    Inventories                                          (20,044)         2,910
    Prepaid expenses and deposits                        (42,825)       (59,927)
    Accounts payable                                     109,508        226,660
   Other current liabilities                              69,062         66,911
                                                     -----------    -----------
     Net cash provided by operating activities           829,169      1,034,301
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment          (308,012)      (362,789)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                            100,000      2,848,684
  Payments on notes payable                             (367,046)    (2,971,145)
  Repurchase of common stock                             (34,700)      (335,341)
  Other assets                                            22,172        (43,498)
                                                     -----------    -----------

    Net cash used in financing activities               (279,574)      (501,300)
                                                     -----------    -----------

    Net increase in cash and cash equivalents            241,583        170,212

Cash and cash equivalents, beginning of pe             1,370,829      1,269,267
                                                     -----------    -----------
Cash and cash equivalents, end of period             $ 1,612,412    $ 1,439,479
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the periodfor:
  Interest                                           $   267,944    $   318,263
                                                     ===========    ===========
  Income taxes                                       $    88,150    $   148,766
                                                     ===========    ===========

                            ELMER'S RESTAURANTS, INC.

                NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                            ELMER'S RESTAURANTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company's working capital at December 31, 1996 totaled $722,814, which is an increase of $201,408 from working capital of $521,406 at March 31, 1996.

     Cash provided by operations totaled $829,169 for the nine months ended December 31, 1996, compared to $1,034,301 for the corresponding period of fiscal 1996. The primary reason for the decrease was an increase in accounts receivable and inventories and the timing of payment of certain liabilities. Cash used to repay indebtedness and acquire assets amounted to $575,058, net of proceeds from notes payable of $100,000.

     The Company believes that the cash and cash equivalents on hand at December 31, 1996, together with funds provided by operations, will be sufficient to fund the Company's existing operations.


RESULTS OF OPERATIONS

   REVENUES

     Revenues increased $53,107 (1.3%) and $171,981 (1.5%) for the three months and nine months ended December 31, 1996, respectively, compared to the corresponding periods for fiscal 1996. These increases resulted primarily from a $81,734 (2.1%) and a $205,383 (1.8%) increase in revenues from restaurant sales for the three months and nine months ended December 31, 1996, respectively, compared to the corresponding periods of fiscal 1996. There were eleven Company-owned restaurants at December 31, 1996.

     Revenues from franchise operations decreased $28,627 (14.8%) and $33,402 (6.3%) for the three months and nine months ended December 31, 1996, respectively, compared to the corresponding periods of fiscal 1996.

COSTS AND EXPENSES

     Costs and expenses increased $20,923 (.5%) and $178,419 (1.6%) for the three months and nine months ended December 31, 1996, respectively, compared to the same periods of fiscal 1996, primarily due to the operations of the Company-owned restaurants. Cost of restaurant sales as a percentage of restaurant sales was approximately 62.1% for the three months and for the nine months ended December 31, 1996, respectively, and 62.6% and 61.9% for the corresponding periods of fiscal 1996. Occupancy costs increased $9,127 and $34,166 for the three months and nine months ended December 31, 1996, respectively, compared to the same periods of fiscal 1996. Depreciation and amortization decreased $288 and $10,266 for the three months and nine months ended December 31, 1996, respectively, compared to the corresponding periods of fiscal 1996. General and administrative expenses as a percentage of revenues were 24.0% for the three months and nine months ended December 31, 1996, respectively, and 24.8% and 24.2% for the corresponding periods of fiscal 1996.

INCOME FROM OPERATIONS

     Income from operations increased $32,184 (15.7%) and decreased $6,438 (.9%) for the three months and nine months ended December 31, 1996, respectively, compared to the corresponding periods of fiscal 1996, due primarily to the increased costs of operations and occupancy costs.

OTHER INCOME AND EXPENSE

     Other income increased $654 (4.4%) and decreased $1,001 (2.2%) for the three months and nine months ended December 31, 1996, respectively, compared to the corresponding periods of fiscal 1996, due primarily to the fluctuation of interest rates on the investments held by the Company.

     Interest expense decreased $5,973 (6.3%) and $24,245 (8.3%) for the three months and nine months ended December 31, 1996, respectively, compared to the corresponding periods of fiscal 1996, due primarily to the decrease in principle balance of the notes payable.


INCOME TAXES

     The Company's income tax rate was 34% on income before income taxes for the three months and nine months ended December 31, 1996, and for the three months and nine months ended December 31, 1995.

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


Date: February 12, 1997             ELMER'S RESTAURANTS, INC.


                                    By /s/Anita Goldberg
                                    ---------------------------------
                                    President

                                    By /s/Juanita Nelson
                                    ---------------------------------
                                    Juanita Nelson, Asst.  Sec./Controller
                                    (Principal Accounting Officer)