Form 10-K405
period 1997-03-31
ELMERS RESTAURANTS INC
filed 1997-06-24
CIK 771214

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-K
                                 ---------------


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1997 or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

                                ---------------

               Oregon                                        93-0836824
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

           11802 SE Stark             97216               (503) 252-1485
          Portland, Oregon          (Zip Code)        (Registrant's telephone
       (Address of principal                             number, including
         executive offices)                                  area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

                                ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at June 11, 1997: $1,574,293. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at June 20, 1997: 1,404,686.

                       Documents Incorporated by Reference

                                                   Part of Form 10-K into
         Document                                     which incorporated
         --------                                     ------------------

Proxy Statement for 1997 Annual
  Meeting of Shareholders                                  Part III

================================================================================

                                TABLE OF CONTENTS

Item of Form 10-K                                                           Page
-----------------                                                           ----

PART I.........................................................................1

    Item 1.    Business........................................................1

    Item 2.    Properties......................................................5

    Item 3.    Legal Proceedings...............................................6

    Item 4.    Submission of Matters to a Vote of Security Holders.............6

    Item 4(a). Executive Officers of the Registrant............................7

PART II  ......................................................................7

    Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.................................7

    Item 6.    Selected Financial Data.........................................8

    Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................8

    Item 8.    Financial Statements and Supplementary Data....................11

    Item 9.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........................11

PART III......................................................................11

    Item 10.   Directors and Executive Officers of the Registrant.............11

    Item 11.   Executive Compensation.........................................11

    Item 12.   Security Ownership of Certain Beneficial Owners
               and Management.................................................11

    Item 13.   Certain Relationships and Related Transactions.................11

PART IV  .....................................................................12

    Item 14.   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K............................................12

SIGNATURES....................................................................14

                                     PART I

Item 1.  Business
-------  --------

General

     The Company, located in Portland, Oregon, is a franchisor and operator of full-service, family-oriented restaurants under the names "Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake & Steak House." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company now owns and operates 11 restaurants and franchises 18 restaurants in six western states.

     Company-owned restaurants are located in the Delta Park section of Portland, Oregon; Beaverton, Gresham, Hillsboro, Medford, Albany and Grants Pass, Oregon; Palm Springs, California; Boise, Idaho; and Tacoma and Lynnwood, Washington.

Elmer's Pancake & Steak House

     Restaurant Format and Menu The Company franchises or operates a total of 29 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 8,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Thirteen of the restaurants have a lounge with a seating capacity ranging from 15 to 75. The normal hours of operation are from 6 a.m. to 10 or 11 p.m. and to 12 midnight on weekends in restaurants with lounges.

     Each restaurant offers full service, with a host or hostess to seat guests and handle payments, wait staff to take and serve orders, and additional personnel to clear and reset tables.

     The menu offers an extensive selection of items for breakfast, lunch, and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelettes, crepes, and other popular breakfast items. Each Elmer's restaurant makes all its breakfast batters and compotes from scratch and prepares its fruit sauces with fresh fruits when in season. The lunch menu includes soups made from scratch, french dips, hamburgers, and sandwiches. Customers at dinner may choose among steak, seafood, chicken, and, in most restaurants, filet mignon and prime rib. While most menu selections are standard to all Elmer's restaurants, restaurants in different areas include on their menus selections that appeal to local preferences. Breakfast and lunch selections generally range in price from $1.85 to $7.25; dinner selections generally range in price from $5.50 to $13.50. A special children's menu is offered in most restaurants.

Franchise Operations

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

     Existing Franchisees The existing franchise agreements grant to franchisees the right to operate an Elmer's restaurant in one specific location for 25 years, renewable generally for an additional 25-year period. When they entered into franchising agreements, the existing franchisees paid initial franchise fees of up to $25,000 plus additional fees of up to $10,000 if the restaurant had a lounge serving alcoholic beverages. Franchisees pay monthly franchise royalty fees ranging from one to four percent of the gross revenues of their restaurants. All but one restaurant must contribute one percent of gross revenues to a common advertising pool if required to do so by the Company. The non-contributing restaurant is not required to do so under its franchise agreement.

     Prospective Franchisees Prospective new franchisees will pay an initial franchise fee of $35,000. Initial franchise fees are payable in cash at the execution of the franchise agreement. Existing franchisees opening new franchised restaurants may pay a lower initial franchise fee than new franchisees. For new franchisees, the monthly franchise royalty fee is expected to be four percent of the gross revenues of the restaurant, with a minimum monthly fee of $500. A monthly advertising contribution equal to one percent of the gross revenues of the restaurant will be assessed. It has been the practice of the Company in recent years to permit existing franchisees to open new franchises under the royalty rate that applied to the existing franchises owned by that franchise. See "Services to Franchisees."

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

     Area Franchise Agreements Under previous management, the Elmer's franchising operation granted exclusive area franchise agreements, whereby independent entities obtained the exclusive rights to develop Elmer's restaurants within their respective areas. Areas covered by these agreements are Clackamas County, Oregon; Vancouver, Washington; and Ada and Canyon Counties, Idaho. The area franchise agreements require the area franchisee to share with the Company the initial fees and the franchise royalty fees for each new restaurant in the area. The Company's share of the initial fees ranges from $2,500 to $12,500 per restaurant, and its share of the franchise royalty fees ranges from one to two percent of gross revenues per restaurant. There are two restaurants covered by area franchise agreements. Under the area franchise agreements, the Company reserves the right to approve each new restaurant franchisee. The area franchise agreements grant the franchisees the right to use the Company's name in the particular area and preclude the Company from opening Company-owned or franchised restaurants in the areas covered by the agreements. The Company does not intend to enter into similar agreements in the future.

     Services to Franchisees The Company makes available to its franchisees various programs and materials. The Company provides several manuals to assist franchisees in ongoing operations, including a comprehensive operations manual describing kitchen operations, floor operations, personnel management, job descriptions, and other matters. The Company has prepared a recipe book for franchisees and maintains a complete file of menus from all franchised restaurants. The Company has also prepared a personnel handbook for its Company-owned restaurants. The Company has developed and maintains a menu cost-control program and a labor cost-control program at each of its Company-owned restaurants and has developed and implemented a training manual and programs for all positions within the restaurant.

     The Company provides both formal and informal ongoing training. At least one two-day seminar is scheduled each year. At the seminars, franchisees attend lectures by Company personnel and guest speakers from the industry as well as participate in group workshops discussing such topics as cost control, promotion and food presentation.

     The Company provides each franchisee with specifications for menu items selected by the franchisee for inclusion on restaurant menus. The Company, however, sells no food items or like products to the franchisees, except for certain minor supplies such as guest checks, gift certificates, and children's menus. The Company does not require franchisees to purchase products from designated or approved sources, other than requiring that approved blend coffee be served in each restaurant. The Company, however, coordinates franchisees' purchases to obtain volume discounts. Franchisees bear all costs involved in the operation of their restaurants.

     Periodic on-site inspections and audits are conducted to ensure compliance with Company standards and to aid franchisees in improving their sales and profitability.

Company-Owned Restaurants

     The Company owns and operates 11 Elmer's restaurants, which it has acquired or built over the last several years. The Company has owned and operated a restaurant located in the Delta Park section of Portland, Oregon since January 1984. In August 1986, the Company opened a restaurant in Tacoma, Washington. In January 1987, the Company began operation of a restaurant in Lynnwood, Washington and assumed operation of an Elmer's restaurant in Grants Pass, Oregon that was in bank foreclosure. In fiscal 1988, the Company acquired from former franchisees restaurants in Gresham, Albany, and Medford, Oregon; and Boise, Idaho. In fiscal 1989, the Company purchased the land and buildings for the Boise and Gresham restaurants and also purchased, from a former franchisee, an additional restaurant in Hillsboro, Oregon. In May 1989, the Company acquired a franchised Elmer's restaurant in Palm Springs, California. In July 1991, the Company acquired a franchised Elmer's restaurant in Beaverton, Oregon.

Employees

     As of March 31, 1997, the Company employed 160 persons on a full-time basis, of whom 10 were corporate office personnel and 150 were restaurant personnel. At that date, the Company also employed 483 part-time restaurant personnel. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

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

Advertising and Marketing

     Word-of-mouth advertising, new restaurant openings, and the on-premise sale of promotional products have historically been the primary methods of restaurant advertising. The Company employs an advertising consultant to assist in projecting the Elmer's restaurant concept to the general public in the Western states, primarily through magazines, newspapers, and radio and television commercials. The Company maintains a common advertising pool with its franchisees. After production costs for the advertising campaign have been paid out of the common pool, the remaining money is used for advertising in the various local areas of the franchised restaurants. The Company-owned restaurants and 17 of the 18 franchised restaurants are required to participate by contributing one percent of monthly gross revenues. The non-contributed franchised restaurant is not required to do so under its franchising agreement.

Competition

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

Government Regulations

     The Company is subject to various federal, state, and local laws affecting its business. Its restaurants and those of its franchisees are subject to various health, sanitation, and safety standards; federal and state labor laws; zoning restrictions; and, in some cases state and local licensing of the sale of alcoholic beverages and the state licensing of gaming. Federal and state environmental regulations have not had a major effect on the Company's operations to date.

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


Item 2.  Properties
-------  ----------

Headquarters

     The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet. Lease payments totaled $33,636 for fiscal 1997. The lease expires November 30, 1998.

Company-Owned Restaurants

     Company-Owned Properties The Company owns the real property upon which the following four Company-owned restaurants are located. All of the properties are subject to encumbrances in favor of lending institutions.

                                           Approximate Area
                                           ----------------

Location                              Site               Restaurant
--------                              ----               ----------

Tacoma, Washington                  1.3 acres           6,660 sq. ft.
Lynnwood, Washington                1 acre              6,500 sq. ft.
Gresham, Oregon                     1 acre              5,670 sq. ft.
Boise, Idaho                        1.3 acres           5,430 sq. ft.

     Leased Properties. The Company leases the property upon which the following seven Company-owned restaurants are located. Each lease contains specific terms relating to calculation of lease payment, renewal, purchase options, if any, and other matters.

                                         Approximate Area
                                         ----------------

Location                             Site           Restaurant       Expiration
--------                             ----           ----------       ----------
Grants Pass, Oregon                  1 acre         6,350 sq. ft.    December 31, 2001
Hillsboro, Oregon                    1.2 acres      6,350 sq. ft.    January 1, 2002
Medford, Oregon                      1.25 acres     6,300 sq. ft.    February 1, 1998
Albany, Oregon                       --             5,460 sq. ft.    February 28, 2003
Palm Springs, California             1.3 acres      5,500 sq. ft.    April 30, 2007
Portland, Oregon (Delta Park)        1.2 acres      6,350 sq. ft.    July 31, 2006
Beaverton, Oregon                    --             5,322 sq. ft.    August 31, 2006


Item 3.  Legal Proceedings
-------  -----------------

     On July 14, 1995, a former director and employee of the Company filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah against the Company for sex discrimination, breach of contract, fraud, unpaid wages, retaliation and intentional infliction of emotional distress. On June 7, 1996, the court granted the Company's motion for summary judgment on all claims but one breach of contract claim: whether the Company automobile that the former director and employee used while an employee of the Company was given to her as a gift. This claim was submitted to binding arbitration and the arbitrator ruled in favor of the Company. Consequently, judgment on all claims was entered for the Company. The former director and employee has filed an appeal contending that the trial court erred in granting summary judgment on the breach of contract, unpaid wages, retaliation and intentional infliction of emotional distress claims. Both the plaintiff and the Company have filed their respective appellate briefs and it is expected that oral argument will occur by mid-September. If the trial court's ruling is reversed on all claims and the Company found liable on all claims at retrial, the Company could be liable for the total amount sought by the plaintiff: approximately $600,000 in actual damages, $150,000 in punitive damages, attorney's fees and costs. The Company intends to continue defending this matter vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     Not applicable.

Item 4(a).  Executive Officers of the Registrant
----------  ------------------------------------

     As of June 20, 1997, the executive officers and other key personnel of the Company were as set forth below.

Name                                        Age      Position
----                                        ---      --------

Anita Goldberg                              68       President

Juanita Nelson                              61       Controller

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


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
-------  -----------------------------------------------------------------

     The Company's Common Stock is traded on the Nasdaq SmallCap System.

The following table sets forth the high and low reported sales prices of the Common Stock in the Nasdaq SmallCap Market for the calendar quarters indicated.

                                      Years Ended March 31,
                       ---------------------------------------------------
                                1997                          1996
                       -----------------------         -------------------
                         High            Low             High        Low
                       --------       --------         -------      ------
1st Quarter            $3  1/4        $1 13/16         $1 5/8       $1 1/2
2nd Quarter             2  1/4         1  3/4           1 5/8        1 1/2
3rd Quarter             2 25/64        1  7/8           3 3/8        1 1/2
4th Quarter             2  3/8         2                2 9/32       1 7/8

     Prices are as reported by the Nasdaq SmallCap System and reflect inter-dealer prices, without retail markup, markdown, or commissions and may not represent actual transactions. Although the Common Stock is traded on the Nasdaq SmallCap System, there is a relatively low trading volume and, at times, limited or sporadic quotations.

     The Company has not paid cash dividends on its Common Stock. The Company intends to retain any future earnings to finance growth and does not presently intend to pay dividends to the holders of Common Stock.

     As of May 21, 1997, the Company had 271 shareholders of record.


Item 6.  Selected Financial Data
-------  -----------------------

Elmer's Restaurants, Inc. and Subsidiaries
Selected Financial Data
for the year ended March 31

                                      1997           1996           1995            1994           1993
Revenues                          $16,112,355     $15,712,033    $15,223,087    $14,276,483     $13,961,841
Net income                            452,215         350,622        377,771        159,922          98,737
Per share data:
Net income                               0.31            0.23           0.21           0.08            0.05
Total assets                        8,108,965       8,028,521      8,137,008      8,285,506       8,566,826
Long-term notes payable,
   less current portion             3,338,255       3,687,808      3,573,613      3,822,338       4,080,657
Total liabilities                   4,899,555       5,099,689      5,180,012      5,507,048       5,807,731
Total shareholders' equity          3,209,410       2,928,832      2,956,996      2,778,458       2,759,095


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------

Results of Operations

Revenues

     Revenues increased $400,322 (2.5%) for the fiscal year ended March 31, 1997 ("1997"), compared to the fiscal year ended March 31, 1996 ("1996") due primarily to the increased sales volume of the Company's restaurants. Revenues increased $488,946 (3.2%) for 1996 compared to the fiscal year ended March 31, 1995 ("1995") due primarily to the increased revenues of the Company-owned restaurants. Revenues from operations were $16,112,355, $15,712,033, and $15,223,087 for 1997, 1996 and 1995, respectively. There were 11 Company-owned restaurants at March 31, 1997.

     Revenues from franchise operations decreased $25,967 for 1997 due primarily to decreased supply sales to franchisees. Revenues from franchise operations increased $74,749 from 1995 to 1996, due primarily to the two new franchised restaurants that opened during 1995 and increased restaurant sales by franchisees. Franchise operation revenues totaled $654,637, $680,604 and $605,855 for 1997, 1996 and 1995, respectively, after elimination of intercompany transactions (see Note 7 of the Notes to Consolidated Financial Statements).

     The Company began offering video poker to its patrons in certain restaurants during 1997. The net revenue from video poker was $41,407 in 1997.

     No initial license fees were recorded in 1997 or 1996. During 1995 initial license fees of $25,000 were recorded for a new franchised restaurant in Twin Falls, Idaho that opened in November 1994.

     The low inflation rate over the last three years has not been a significant factor in the Company's operations.

Operating Costs and Expenses

     Cost of restaurant sales increased $228,961 for 1997 compared to 1996 and $333,293 for 1996 compared to 1995, primarily as a result of increased restaurant sales. Cost of restaurant sales as a percentage of restaurant sales amounted to 61.8%, 61.8%, and 61.4% for 1997, 1996 and 1995, respectively.

     Depreciation and amortization totaled $699,013 for 1997, a decrease of $20,698 from 1996, and $719,711 for 1996, a decrease of $3,064 from 1995, each decrease due primarily to certain assets becoming fully depreciated.

     General and administrative expenses increased $11,863 in 1997 over 1996 and $167,285 in 1996 over 1995, due primarily to the increased cost of managing the Company-owned restaurants. The increase for 1997 over 1996 was less than that of 1996 over 1995 due to decreased executive compensation and smaller employee raises. General and administrative expenses as a percentage of revenues were 24.3% for 1997, 24.9% for 1996 and 24.6% for 1995.

     Occupancy costs as a percentage of revenues were 6.2% for 1997 and 5.9% for 1996 and 1995. Occupancy costs include leases based on a percentage of the revenues of certain restaurants.

Income from Operations

     Income from operations for 1997 totaled $974,549, an increase of $121,707 (14.3%) from 1996. The increase was due primarily to the increase in sales, the decreased percentage of the general and administrative expenses and the decrease in depreciation and amortization expense. Income from operations for 1996 totaled $852,842, a decrease of $40,532 (4.5%) from 1995. The decrease was due primarily to the increased costs of operating the Company-owned restaurants.

Other Income and Expenses

     Interest expense decreased $35,202 to $351,831 for 1997 from $387,033 for 1996, primarily as a result of the reduction of principal balance of outstanding debt. Interest expense increased $6,641 to $387,033 for 1996, due primarily to an increase in the interest rates on certain long-term debt.

     Interest income for 1997 remained relatively constant and totaled $60,947, $60,780 and $49,169 for 1997, 1996 and 1995, respectively.

Income Taxes

     The tax rate on income for 1997 and 1996 was 33.9%, compared to 33.2% in 1995. The rate fluctuations are primarily the result of depreciation differences related to assets with different book and tax bases and the utilization of tax credits.

Liquidity and Capital Resources

     The Company's working capital at March 31,1997 totaled $787,574, an increase of $266,168 from working capital of $521,406 at March 31, 1996. The increase in working capital resulted primarily through net cash provided by operations and the replacement of certain notes payable with long-term debt.

     Principal sources of funds for the Company's operation and its growth in recent years have included cash flow from operations and long-term and short-term debt financing. Funds obtained from debt financing amounted to approximately $230,000, $2,670,000 and $518,000 for 1997, 1996 and 1995,
respectively. The long-term debt incurred in 1996 was primarily for the refinancing of two mortgages and the refinancing of certain short-term and long-term notes payable into two long-term notes payable. The long-term debt incurred in 1997 and 1995 was due primarily to the acquisition of equipment, refurbishing of existing restaurants and repurchase of Company stock.

     Certain of the Company's loan agreements contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive of these covenants requires the Company to maintain a ratio of EBIDTA (defined as net income before income taxes, interest expense, depreciation and amortization) to total interest expense plus the current maturities of long-term debt during the previous fiscal year of at least 1.3 to 1.0.

     Funds provided by operating activities totaled approximately $1,149,000, $1,130,000 and $1,183,000 in 1997, 1996 and 1995, respectively.

     As of March 31, 1997, the Company had approximately $1,679,000 in cash and cash equivalents. The Company believes that cash and cash equivalents on hand at March 31, 1997, together with cash generated from operations, will be sufficient to fund its operations for the ensuing year.

     Capital expenditures of approximately $398,500 for 1997, $450,000 for 1996 and $633,000 for 1995 were primarily for the acquisition of equipment for and improvements to the Company's existing restaurants.

     The Company anticipates that capital expenditures for the fiscal year ending March 31, 1998 will be approximately the same as in 1997 for the acquisition of equipment for and improvements to the Company's existing restaurants.

New Accounting Pronouncements

     New accounting pronouncements are discussed in Note 1 of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     The information required by this item is included on pages F-1 to F-13 of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------  ---------------------------------------------------------------

     Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

     Information with respect to directors of the Company is included under "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement.


Item 11. Executive Compensation
-------- ----------------------

     Information with respect to executive compensation is included under "Compensation" in the 1997 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

     Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the 1997 Proxy Statement.


Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

     Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the 1997 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------- ----------------------------------------------------------------

                                                                      Page in
(a)(1)  Financial Statements and Schedules                           this Report
        ----------------------------------                           -----------

Report of Independent Accountants....................................... F-1

Consolidated Balance Sheets at
  March 31, 1997 and 1996............................................... F-2

Consolidated Statements of Income
  for the years ended March 31, 1997, 1996
  and 1995.............................................................. F-3

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended March 31, 1997,
  1996 and 1995......................................................... F-4

Consolidated Statements of Cash Flows
  for the years ended March 31, 1997,
  1996 and 1995......................................................... F-5

Notes to Consolidated Financial Statements.............................. F-6

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

10.3    Franchise Agreement between the Company and Paul H. Welch and Jacqueline
        M. Welch dated March 23, 1993. Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (the "1993 Form 10-K").

10.4 Franchise Development Option Agreement between the Company and Paul H. Welch and Jacqueline M. Welch dated May 3, 1993. Incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K.

10.5 Commercial Loan Note, dated May 18, 1995, issued by the Company to The Bank of California, N.A. and addendum thereto. Incorporated by reference to Exhibit 10.9 of the Form 10-K for the fiscal year ended March 31, 1995.

10.6 Loan Agreement, dated December 21, 1995, between the Company and Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. and the First Amendment thereto, dated as of March 18, 1997, Promissory Note dated December 21, 1995 issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement, and Deeds of Trust given by the Company to Ticor Title Insurance Company, Trustee, for benefit of Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement.

10.7 Credit Agreement, dated as of March 18, 1997, between the Company and Wells Fargo Bank, N.A. and Promissory Note dated March 18, 1997, issued by the Company to Wells Fargo Bank, N.A. in connection with the Credit Agreement and Promissory Note dated May 17, 1995, issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A., which is governed by the Credit Agreement.

10.8 Promissory Notes, dated March 31, 1997, issued by Paul H. Welch and Jacqueline M. Welch to the Company.

10.9 Stock Purchase Agreement, dated as of February 13, 1997, between the Company and Dale Elmer.

22.1    List of Subsidiaries.

27.1    Financial Data Schedule.


     (b) Reports on Form 8-K No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1997.

Report of Independent Accountants



To the Board of Directors and Shareholders
Elmer's Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Elmer's Restaurants, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elmer's Restaurants, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.


Portland, Oregon
May 11, 1997

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 1997 and 1996


                             ASSETS                                            1997           1996
                                                                        -----------    -----------
Current assets:
   Cash and cash equivalents (Note 5)                                   $ 1,678,876    $ 1,370,829
   Accounts receivable, less allowance for doubtful accounts of
        $5,000 in 1697 and 1996                                             159,904        115,857
   Note receivable from related party                                        69,880
   Inventories                                                              203,115        192,028
   Prepaid expenses                                                         126,099        149,573
                                                                        -----------    -----------

       Total current assets                                               2,237,874      1,828,287

Property, buildings and equipment, net (Notes 2 and 5)                    4,738,012      4,941,410
Intangible assets, net (Notes 3 and 5)                                    1,062,419      1,159,533
Other assets                                                                 70,660         99,291
                                                                       ------------    -----------

     Total assets                                                      $  8,108,965    $ 8,028,521
                                                                       ============    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable - current portion (Note 5)                            $    495,581    $   412,831
   Accounts payable                                                         631,639        643,905
   Accrued payroll and related taxes                                        192,867        217,830
   Accrued expenses                                                          33,754         32,315
   Accrued income taxes (Note 4)                                            96,459
                                                                       ------------    -----------

     Total current liabilities                                            1,450,300      1,306,881

Notes payable - long-term portion   (Note 5)                              3,338,255      3,687,808
Deferred income taxes (Note 4)                                              111,000        105,000
                                                                       ------------    -----------

     Total liabilities                                                    4,899,555      5,099,689
                                                                       ------------    -----------

Commitments and contingencies (Notes 6 and 8)

Shareholders' equity (Note 8):
   Preferred stock, no par value; 500,000 shares authorized;
     none issued
   Common stock, no par value; 1 0,000,000 shares authorized;
     1,404,686 shares in 1997 and 1,499,263 shares in 1996
     issued and outstanding                                               1,518,098      1,620,240
   Retained earnings                                                      1,691,312      1,308,592

     Total shareholders' equity                                           3,209,410      2,928,832
                                                                        -----------    -----------

     Total liabilities and shareholders' equity                         $ 8,108,965    $ 8,028,521
                                                                        ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and  Subsidiaries
Consolidated Statements of Income
for the years ended March 31, 1997, 1996 and 1995


                                                              1997            1996          1995
                                                       ------------   ------------   ------------
Revenues:
   Restaurant sales                                    $ 15,416,311   $ 15,031,429   $ 14,592,232
   Franchise operations                                     654,637        680,604        605,855
   Lottery                                                   41,407
   Initial license fees                                                                    25,000
                                                       ------------   ------------   ------------

                                                         16,112,355     15,712,033     15,223,087
                                                       ------------   ------------   ------------

Costs and expenses:
   Cost of restaurant sales:
     Food and beverage                                    4,270,067      4,191,161      4,070,030
     Labor and related                                    5,252,469      5,102,414      4,890,252
   Occupancy costs                                          993,007        934,518        902,554
   Depreciation and amortization                            699,013        719,711        722,775
   General and administrative expenses                    3,923,250      3,911,387        744,102
                                                       ------------   ------------   ------------

                                                         15,137,806     14,859,191     14,329,713
                                                       ------------   ------------   ------------

     Income from operations                                 974,549        852,842        893,374

Other income (expense):
   Interest income                                           60,947         60,780         49,169
   Interest expense (Note 5)                               (351,831)      (387,033)      (380,392)
   Gain on disposition of assets                                550          3,533          3,620
                                                       ------------   ------------   ------------

     Income before provision for income taxes               684,215        530,122        565,771

Provision for income taxes (Note 4)                        (232,000)      (179,500)      (188,000)
                                                       ------------   ------------   ------------

     Net income                                        $    452,215   $    350,622   $    377,771
                                                       ============   ============   ============


Net income per share                                   $       0.31   $       0.23   $       0.21
                                                       ============   ============   ============

Weighted average number of shares outstanding             1,477,812      1,538,253      1,781,892
                                                       ============   ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995


                                                                 Common Stock
                                                          ------------------------       Retained
                                                             Shares         Amount       Earnings
                                                          ---------     ----------     ----------
Balance, March 31, 1994                                   1,847,218     $1,996,031     $  782,427

Repurchase and retirement of common stock                  (119,773)      (129,355)       (69,878)

Net income                                                                                377,771
                                                          ---------     ----------     ----------

Balance, March 31, 1995                                   1,727,445      1,866,676      1,090,320

Repurchase and retirement of common stock                  (228,182)      (246,436)      (132,350)

Net income                                                                                350,622
                                                          ---------     ----------     ----------

Balance, March 31, 1996                                   1,499,263      1,620,240      1,308,592

Repurchase and retirement of common stock                   (94,577)      (102,142)       (69,495)

Net income                                                                                452,215
                                                          ---------     ----------     ----------

Balance, March 31, 1997                                   1,404,686     $1,518,098     $1,691,312
                                                          =========     ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the year's ended March 31, 1997, 1996 and 1995


                                                                        1997         1996        1995
                                                                  ----------   ----------   ---------
Cash flows from operating activities:
   Net income                                                     $  452,215   $  350,622   $ 377,771
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                    601,899      609,912     611,680
     Amortization                                                     97,114      109,799     111,095
     Deferred income taxes                                             6,000       21,500      25,000
     Gain on disposition of assets                                      (550)      (3,533)     (3,620)
     Changes in assets and liabilities:
        Receivables                                                 (113,927)      (7,456)      5,327
        Inventories                                                  (11,087)      20,009     (36,736)
        Prepaid expenses                                              23,474      (35,887)     15,106
        Other assets                                                  33,081       (2,330)     30,017
        Accounts payable and accrued expenses                        (35,790)      88,081      26,397
        Accrued income taxes                                          96,459        0,575      20,575
                                                                  ----------   ----------   ---------

     Net cash provided by operating activities                     1,148,888    1,130,142   1,182,612
                                                                  ----------   ----------   ---------

Cash flows from investing activities:
   Additions to property, buildings and equipment                   (398,501)    (450,047)   (632,814)
   Proceeds from sale of assets                                          550        3,937       3,620
                                                                  ----------   ----------   ---------

     Net cash used in investing activities                         (397, 951)    (446,110)   (629,194)
                                                                  -----------  ----------   ---------

Cash flows from financing activities:
   Net change in other non-current assets                             (4,450)     (34,355)
   Proceeds from notes payable                                       230,000    2,670,000     517,950
   Payments on notes payable                                        (496,803)  (2,839,329)   (916,958)
   Repurchase of common stock                                       (171,637)    (378,786)   (199,233)
                                                                  ----------   ----------   ---------

     Net cash used in financing activities                          (442,890)    (582,470)   (598,241)
                                                                  ----------   ----------   ---------

     Net increase (decrease) in cash and cash equivalents            308,047      101,562     (44,823)

Cash and cash equivalents, beginning of year                       1,370,829    1,269,267   1,314,090
                                                                  ----------   ----------   ---------

Cash and cash equivalents, end of year                            $1,678,876   $1,370,829   1,269,287
                                                                  ==========   ==========   =========


Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                                     $  351,203   $  387,033   $ 390,127
                                                                  ==========   ==========   =========

     Income taxes                                                 $  119,350   $  188,766   $ 134,596
                                                                  ==========   ==========   =========


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

    Disclosure of Fair Value of Financial Instruments

    The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable approximated fair value as of March 31, 1997 because of the relatively short maturity of these instruments. The carrying value of notes payable approximated fair value as of March 31, 1997, based upon interest rates available for the same or similar loans.

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

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


1.  The Company and Summary of Significant Accounting Policies, Continued

    Property, Buildings and Equipment

    Property, buildings and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Lives used for calculating depreciation and amortization rates for the principal asset classifications are as follows: buildings - 35 years; automobiles, furniture, fixtures and equipment - 3 to 7 years; leasehold improvements - life of lease or applicable shorter period. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized. Upon disposal of assets subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in the consolidated statements of income.

    Intangible Assets

    The cost over fair value of net tangible assets of acquired companies (goodwill) is amortized on a straight-line basis over periods not exceeding 25 years. Other intangible assets are stated at cost and amortized using the straight-line method over the shorter of the actual life or the period estimated to be benefited of 3 to 40 years.

    Management of the Company reviews the carrying value of capitalized tangible and intangible assets on a regular basis to reach a judgment concerning possible permanent impairment of value. These reviews consider, among other factors: (1) the net realizable value of each major classification of assets, (2) the cash flow associated with the assets, and (3) significant changes in the extent or manner in which major assets are used. Management believes the carrying value of assets is less than the estimated fair value.

    Franchise Operations

    Initial license fees from individual and area franchise sales are recognized as revenue when substantially all of the terms and conditions of the franchise agreement are met. The Company has sold area franchises to several restaurant operators in various western states. The terms of the agreements entered into with each franchisee protect the territory for the operator and provide standard building blueprints, recipes, formulas and methods of food preparation. The term of the franchise is 25 years. Continuing franchise fees (based on a percentage of sales) are recognized as income when earned.

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


1. The Company and Summary of Significant Accounting Policies, Continued Income Taxes

    The Company files consolidated income tax returns with its subsidiaries. Deferred income taxes are recorded for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

    Net Income Per Share

    Net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods.

    Recent Accounting Pronouncements

    During February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, Earnings Per Share (SFAS 128) and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS 129), which are effective for the Company's fiscal year ending March 31, 1998. Based on the Company's current capital structure, the adoption of SFAS 128 and SFAS 129 will not affect the computation of net income per share or the disclosures related to the Company's capital structure.


2.  Property, Buildings and Equipment:

                                                             1997              1996
Land                                                $   1,258,439     $   1,258,439
Buildings                                               2,425,055         2,397,411
Furniture, fixtures and equipment                       6,455,031         6,225,143
Automobiles                                                81,580            57,028
Leasehold improvements                                  1,247,473           131,256

                                                       11,467,578        11,069,277
Less accumulated depreciation                             729,566           127,867

                                                    $   4,738,012      $  4,941,410

Elmer's Restaurants, Inc. and  Subsidiaries
Notes to Consolidated  Financial  Statements,  Continued


3.  Intangible Assets:

    Intangible assets, net of accumulated amortization of $1,156,728 and $1,059,614 at March 31, 1997 and 1996, respectively, are comprised of:

                                                                          1997           1996
Trademark and franchise registrations and agreements             $     680,298    $   730,134
Cost over fair value of net tangible assets acquired                   347,506        382,497
Other                                                                   34,615         46,902

                                                                 $   1,062,419    $ 1,159,533


4.  Income Taxes:

    The Company's provision for income taxes is comprised of the following:

                                                1997           1996          1995
Currently payable:
  Federal                                $   172,000    $   120,000   $   127,000
  State                                       54,000         38,000        36,000
                                         -----------    -----------   -----------

                                             226,000        158,000       163,000

Deferred income taxes                          6,000         21,500        25,000
                                         ===========     ==========    ==========

                                         $   232,000     $  179,500    $  188,000
                                         ===========     ==========    ==========


    Deferred tax assets and liabilities are recorded for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. A valuation allowance is established, when necessary, to reflect the likelihood of realization of deferred tax assets. No valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized. The Company has recorded a net deferred tax liability of $1 1 1,000 and $105,000 at March 31, 1997 and 1996,
    respectively, which is comprised of the following:


                                                                          1997           1996
Excess of financial statement fixed assets over tax basis        $    (144,000)   $  (196,000)
Federal alternative minimum tax credit carryforwards                    33,000         91,000
                                                                 --------------  ------------

                                                                 $    (111,000)   $  (105,000)
                                                                 =============   ============

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


4.  Income Taxes, Continued:

    Income taxes are provided at a rate different from the expected federal tax rate on income before provision for income taxes as follows:

                                                              1997             1996            1995\
                                                      ------------     ------------    ------------
Expected tax                                          $    233,000     $    180,000    $    192,000
Amortization not deductible for income taxes                12,000           12,000          12,000
State taxes, net of federal tax benefits                    35,000           25,000          24,000
Tax credits utilized                                       (48,000)         (42,500)        (14,000)
Other                                                                         5,000         (14,000)
                                                      ------------     ------------    ------------

                                                      $    232,000     $    179,500    $    188,000
                                                      ============     ============    ============


5.  Notes Payable:

    Notes payable to financial institutions, collateralized
       by all assets excluding real estate, due at various
       dates through June 2000, monthly principal installments
       total approximately $30,000 plus interest at rates as
       follows:
    Prime rate plus 0.5% - 1.0% (prime was 8.25% at March 31,
       1997)                                                      $1,892,935    $ 2,098,022

    Notes payable to financial institutions, collateralized by real estate, due at various dates through February
       2006, monthly installments total $16,204 including interest at rates as follows:

      Average 2 year U.S. Treasury note rate plus 1.75% and 2%
          (applicable Treasury rates were 5.81% and 6.36% at
          March 31, 1997)                                            513,332        526,751
      Fixed rate of 8.18%                                          1,338,206      1,367,562

    Notes payable to others, collateralized by equipment and
       the stock of a subsidiary, due at various dates
       through August 2001, interest from 6% to 1                     89,363        108,304

                                                                   3,833,836      4,100,639

Less current portion                                                (495,581)      (412,831)
                                                                  ----------    -----------

Long-term portion                                                 $3,338,255    $ 3,687,808
                                                                  ==========    ===========

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


5.  Notes Payable, Continued:

    Certain notes payable contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive covenants require the Company to maintain a ratio of cash generation (defined as net income before taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 1.3 to 1.0 and a maximum of total liabilities to tangible net worth of 3.25 to 1.0. The Company was in compliance with these covenants at March 31, 1997.

    Future maturities of notes payable for years ending March 31 are as follows:

    1998                                                        $     495,581
    1999                                                              930,140
    2000                                                              418,082
    2001                                                              786,796
    2002                                                               53,241
    Thereafter                                                      1,149,996
                                                                -------------
                                                                $   3,833,836


    All interest costs incurred have been expensed.


6.  Leases:

    Minimum fiscal year rental commitments for the years ending March 31 under operating leases with noncancelable terms of more than one year, are as follows.

    1998                                                        $     468,071
    1999                                                              340,346
    2000                                                              317,922
    2001                                                              301,722
    2002                                                              253,122
    Thereafter                                                      1,163,995
                                                                -------------

                                                                $   2,845,178

    The leases generally provide for additional rentals based upon a specified percentage of sales and require the Company to pay certain other costs. Rental expense on operating leases amounted to $661,419 (including $168,803 of additional rentals) for the year ended March 31, 1997, $642,166 (including $149,648 of additional rentals) for the year ended March 31, 1996, and $625,156 (including $133,438 of additional rentals) for the year ended March 31, 1995.

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements,  Continued


6.  Leases, Continued:

    Total lease payments for the lease of the corporate offices from a stockholder of the Company were $33,636 for the years ended March 31, 1997 and 1996 and $32,836 for the year ended March 31, 1995.


7.  Restaurant and Franchise Operations:

    Summary results of operations and other selected financial information from restaurant operations and franchise operations are presented after elimination of intercompany transactions:

                                                             Years Ended March 31,
                                            -------------------------------------------------
                                                     1997             1996              1995
        Revenues:
          Restaurant operations             $  15,416,311    $  15,031,429      $ 14,592,232
          Franchise operations                  1,358,776        1,360,729         1,297,546
          Intercompany eliminations              (704,139)        (680,125)         (666,691)

             Consolidated                   $  16,070,948    $  15,712,033      $ 15,223,087
                                            =============    =============      ============

        Income  from  operations:
          Restaurant operations             $     545,561    $     424,480      $    519,999
          Franchise operations                    387,581          428,362           373,375

             Consolidated                   $     933,142    $     852,842      $    893,374

        Capital and intangible expenditures:
          Restaurant operations             $     360,961    $     361,545      $    625,677
          Franchise operations                     37,540           88,502             7,137

            Consolidated                    $     398,501    $     450,047      $    632,814

        Depreciation and amortization:
          Restaurant operations             $     606,533    $     642,031      $    648,115
          Franchise operations                     92,480           77,680            74,660

             Consolidated                   $     699,013    $     719,711      $    722,775
                                            =============    =============      ============

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


7.  Restaurant and Franchise Operations, Continued:

                                                   1997             1996
Assets:
  Restaurant operations                      $  7,117,727     $  7,022,734
  Franchise operations                            991,238        1,005,787

     Consolidated                            $  8,108,965     $  8,028,521
                                             ============     ============

    The number of Company owned stores and operating franchises at March 31 is as follows:

                                                   1997          1996       1995

Company owned stores                                11            11         11
Operating franchises                                18            18         18


8.  Commitments and Contingencies:

    The Company entered into employment agreements with its late Chief Executive Officer and the founders of the original Elmer's Pancake & Steak House. The agreements provide the following minimum compensation commitments - Chief Executive Officer - $120,000 per year expiring May 999; Founders - $15,000 per year for life. In accordance with the terms of the agreement with the late Chief Executive Officer, the Company will continue to provide this minimum compensation to the successor Chief Executive Officer for a period of two years after his death. This agreement will expire on May 26, 1998.

    The Company had authorized incentive compensation for the late Chief Executive Officer equal to 10 percent of the Company's annual earnings (before income taxes and the incentive payment) in excess of $200,000 for each fiscal year. Incentive compensation expense for the years ended March 31, 1996 and 1995 was $36,680 and $40,641, respectively.

    The Company entered into an agreement to repurchase from a stockholder of the Company a total of 152,153 shares of the Company's stock at a price of $1.80 per share. Pursuant to this agreement, the Company repurchased 76,076 shares on February 13, 1997. The Company is obligated to repurchase the remaining 76,077 shares on February 1, 1998.

    From time to time, the Company is involved in litigation relating to claims out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts which it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business or operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELMER'S RESTAURANTS, INC.

Date:  June 20, 1997                   By ANITA GOLDBERG
                                          --------------------------------------
                                          Anita Goldberg, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 20, 1997.

                 Signature                         Title
                 ---------                         -----

(1)   Principal Executive and
        Financial Officer


      ANITA GOLDBERG                        President and Director
      ---------------------------------
      Anita Goldberg

(2)   Principal Accounting
        Officer


      JUANITA NELSON                        Controller
      ---------------------------------
      Juanita Nelson

(3)   Directors


      ANITA GOLDBERG                        Director
      ---------------------------------
      Anita Goldberg


      PAUL WELCH                            Secretary and Director
      ---------------------------------
      Paul Welch


      ZADOC (ZED) MERRILL                   Director
      ---------------------------------
      Zadoc (Zed) Merrill


      RUDOLPH MAZUROSKY                     Director
      ---------------------------------
      Rudolph (Rudy) Mazurosky

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
  No.        Description                                               Page Nos.
-------      -----------                                              ----------

  3.1        Restated Articles of Incorporation of the Company.
             Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
             March 31, 1988 (the "1988 Form 10- K").

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

  10.3 Franchise Agreement between the Company and Paul H. Welch and Jacqueline M. Welch dated March 23, 1993.
             Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (the "1993 Form 10- K").

  10.4       Franchise Development Option Agreement between the
             Company and Paul H. Welch and Jacqueline M. Welch dated May 3, 1993. Incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K.

  10.5 Commercial Loan Note, dated May 18, 1995, issued by the Company to The Bank of California, N.A. and addendum thereto. Incorporated by reference to Exhibit 10.9 of the Form 10-K for the fiscal year ended March 31, 1995.

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
  No.        Description                                               Page Nos.
-------      -----------                                              ----------

  10.6 Loan Agreement, dated December 21, 1995, between the Company and Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. and the First Amendment thereto, dated as of March 18, 1997, Promissory Note dated December 21, 1995 issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement, and Deeds of Trust given by the Company to Ticor Title Insurance Company, Trustee, for benefit of Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement.

  10.7 Credit Agreement, dated as of March 18, 1997, between the Company and Wells Fargo Bank, N.A. and Promissory Note dated March 18, 1997, issued by the Company to Wells Fargo Bank, N.A. in connection with the Credit Agreement and Promissory Note dated May 17, 1995, issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A., which is governed by the Credit Agreement.

  10.8 Promissory Notes, dated March 31, 1997, issued by Paul H. Welch and Jacqueline M. Welch to the Company.

  10.9 Stock Purchase Agreement, dated as of February 13, 1997, between the Company and Dale Elmer.

  22.1       List of Subsidiaries.

  27.1       Financial Data Schedule.