Form 10-Q
period 1997-06-30
ELMERS RESTAURANTS INC
filed 1997-08-14
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

    Number of shares of Common Stock outstanding at August 4, 1997: 1,404,686

                            ELMER'S RESTAURANTS, INC.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets,                            1
               June 30, 1997 (Unaudited) and
               March 31, 1997

            Condensed Consolidated Statements of Income,                      2
                three months ended June 30, 1997 and 1996
                (Unaudited)

            Condensed Consolidated Statements of Cash Flows,                  3
               three months ended June 30, 1997 and 1996
               (Unaudited)

            Note to Condensed Consolidated Financial                          4
               Statements (Unaudited)


   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                5-7


PART II. OTHER INFORMATION AND SIGNATURES

   Item 4.  Submission of Matters to a Vote of Security Holders               7

   Item 6.  Exhibits and Reports on Form 8-K                                  7

            Signatures                                                        8

                            ELMER'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 June 30, 1997        March 31, 1997
                                                                 -------------        --------------
ASSETS                                                             (Unaudited)                (Note)
  Cash and cash equivalents                                        $1,831,813             $1,678,876
  Accounts receivable                                                 203,511                159,904
  Note receivable-related party                                        69,880                 69,880
  Inventories                                                         198,627                203,115
  Prepaid expenses and deposits                                       143,853                126,099
                                                                   ----------             ----------

        Total current assets                                        2,447,684              2,237,874

  Property, buildings and equipment-net                             4,704,981              4,738,012
  Intangible assets - net                                           1,040,225              1,062,419
  Other assets                                                         74,340                 70,660
                                                                   ----------             ----------

  Total assets                                                     $8,267,230             $8,108,965
                                                                   ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Notes payable - current portion                                  $  478,188             $  495,581
  Accounts payable                                                    723,136                631,639
  Other current liabilities                                           367,178                323,080
                                                                   ----------             ----------

        Total current liabilities                                   1,568,502              1,450,300

  Long-term liabilities                                             3,325,974              3,449,255
                                                                   ----------             ----------

             Total liabilities                                      4,894,476              4,899,555
                                                                   ----------             ----------

  Common stock                                                      1,518,098              1,518,098
  Retained earnings                                                 1,854,656              1,691,312
                                                                   ----------             ----------

             Total shareholders' equity                             3,372,754              3,209,410
                                                                   ----------             ----------

             Total liabilities and shareholders' equity            $8,267,230             $8,108,965
                                                                   ==========             ==========

NOTE: The balance sheet at March 31, 1997 has been taken from the audited financial statements at that date and condensed.

                                       (1)

                            ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Three Months
                                                                                Ended
                                                                               June 30,
                                                                  ----------------------------------
                                                                        1997                    1996
                                                                      ------                   -----
REVENUES:
  Restaurant sales                                                $3,918,382              $3,770,800
  Franchise operations                                               153,327                 161,584
  Lottery                                                             31,698                     ---
                                                                  ----------              ----------

                                                                   4,103,407               3,932,384
                                                                  ----------              ----------
COSTS AND EXPENSES:
  Cost of restaurant sales                                         2,416,224               2,330,460
  Occupancy costs                                                    244,792                 246,212
  Depreciation and amortization                                      163,569                 171,462
  General and administrative expenses                                961,894                 957,000
                                                                  ----------              ----------

                                                                   3,786,479               3,705,134
                                                                  ----------              ----------

INCOME FROM OPERATIONS
BEFORE OTHER INCOME (EXPENSE)                                        316,928                 227,250

OTHER INCOME (EXPENSE):

  Other income                                                        15,760                  14,027

  Interest expense                                                   (85,199)                (89,071)

  Income before income taxes                                         247,489                 152,206

  Provision for income taxes                                         (84,145)                (51,750)

NET INCOME                                                        $  163,344              $  100,456
                                                                  ==========              ==========

PER SHARE DATA:

  Net income                                                      $      .12              $      .07
                                                                  ==========              ==========

  Weighted average number of
  common shares outstanding                                        1,404,686               1,499,263
                                                                  ==========              ==========

                                       (2)

                            ELMER'S RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   June 30,
                                                                       -------------------------------
                                                                            1997                  1996
                                                                           ------                -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  163,344           $  100,456
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                          141,375              147,180
    Amortization
  Changes in assets and liabilities:                                       22,194               24,282
    Accounts receivable                                                   (43,607)             (64,061)
    Inventories                                                             4,488               (5,901)
    Prepaid expenses and deposits                                         (17,754)             (20,378)
    Accounts payable                                                       91,497              (62,323)
    Other current liabilities                                              44,098               34,216
                                                                       ----------           ----------

      Net cash provided by operating activities                           405,635              153,471
                                                                       ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property buildings and equipment
                                                                         (108,344)             (43,970)

      Net cash used by investing activities                              (108,344)             (43,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                              (140,674)            (111,491)
  Other assets                                                             (3,680)              (2,554)

    Net cash used in financing activities                                (144,354)            (114,045)

    Net increase (decrease) in cash and cash
      equivalents                                                         152,937               (4,544)

Cash and cash equivalents, beginning of period                          1,678,876            1,370,829
                                                                       ----------           ----------

Cash and cash equivalents, end of period                               $1,831,813           $1,366,285
                                                                       ==========           ==========

Supplemental disclosures of cash flow information
Cash paid during the period for:

  Interest                                                             $   85,199           $   89,071
                                                                       ==========           ==========

  Income taxes                                                         $   67,500           $    2,000
                                                                       ==========           ==========

                                       (3)

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


                                       (4)

                            ELMER'S RESTAURANTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     The Company's working capital at June 30, 1997 totaled $879,182, which is an increase of $91,608 from working capital of $787,574 at March 31, 1997.

     Cash provided by operations totaled $405,635 for the three months ended June 30, 1997, compared to $153,471 for the three months ended June 30, 1996. The increase in cash provided from operations in the three months ended June 30, 1997 was primarily the result of increased profitability over the same period in the prior year and an increase in accounts payable and other current liabilities due to differences in the timing of payments. Cash used to repay indebtedness was $140,674 for the three months ended June 30, 1997. Cash used to acquire assets was $108,344 for the three months ended June 30, 1997, primarily for the acquisition of equipment for and improvements to the Company's existing restaurants.

     The Company believes that the cash and cash equivalents on hand at June 30, 1997, together with funds provided by operations, will be sufficient to fund the Company's continuing operations.


RESULTS OF OPERATIONS

     Revenues

     Revenues increased $171,023 (4.3%) for the three months ended June 30, 1997 (the first quarter of the Company's fiscal year), compared to the corresponding period for fiscal 1996. This increase resulted from a $147,582 (3.9%) increase in revenue from restaurant sales and $31,698 net revenues from video poker, which was first offered to customers in late 1996. Revenues from the franchise operations decreased $8,257 (5.1%) due to decreased revenues by franchisees.

     There were eleven Company-owned restaurants at June 30, 1997.

Costs and Expenses

     Costs and expenses increased $81,345 (2.2%) for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, primarily due to the operations of the company-owned restaurants. Cost of restaurant sales as a percentage of restaurant sales was 61.7% for the three months ended June 30, 1997 and 61.8% for the three months ended June 30, 1996. Occupancy costs decreased $1,420 (.6%) for the three months June 30, 1997, compared to the three months ended June 30, 1996. Depreciation and amortization decreased $7,893 (4.6%) for the three months ended

                                       (5)

June 30, 1997, compared to the same period of fiscal 1997 as a result of certain assets becoming fully depreciated. General and administrative expenses as a percentage of revenues were 23.4% for the three months ended June 30, 1997, compared to 24.3% for the same period of fiscal 1997.

Income From Operations

     Income from operations for the three months ended June 30, 1997 increased $89,678 (39.5%), compared to the three months ended June 30, 1996, due to increased revenues from restaurant sales and net revenue from video poker, which was introduced in late 1996.

Other Income and Expenses

     Other income increased $1,733 (12.4%) for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, due primarily to the increase in cash and cash equivalents of $152,937 available for investments.

     Interest expense decreased $3,872 (4.3%) for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, due primarily to the reduction of principle balance of outstanding debt.

Income Taxes

     The Company's income tax rate was 34% of income before income taxes for the three months ended June 30, 1997 and 1996.


                                       (6)

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          On July 16, 1997, at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At July 16, 1997, 1,404,686 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

          The shareholders elected each of Anita Goldberg, Paul Welch, Zadoc
(Zed) Merrill and Rudolph (Rudy) Mazurosky to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

              Anita Goldberg
              --------------

                   1,109,898         shares in favor
                       6,400         shares against or withheld

                  Paul Welch
                  ----------

                   1,109,548         shares in favor
                       6,750         shares against or withheld

         Zadoc (Zed) Merrill
         -------------------

                   1,110,548         shares in favor
                       5,750         shares against or withheld

    Rudolph (Rudy) Mazurosky
    ------------------------

                   1,111,248         shares in favor
                       5,050         shares against or withheld


Item 6.   Exhibits and Reports of Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  Reports of Form 8-K

               None


                                       (7)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August, 13, 1997                ELMER'S RESTAURANTS, INC.


                                       By /s/ ANITA GOLDBERG
                                          --------------------------------------
                                          President

                                       By /s/ JUANITA NELSON
                                          --------------------------------------
                                          Juanita Nelson, Controller
                                          (Principal Accounting Officer)


                                       (8)