Form 10-Q
period 1997-09-30
ELMERS RESTAURANTS INC
filed 1997-11-14
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED SEPTEMBER 30, 1997 OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _________________  TO _________________

       Commission file number 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)


                 OREGON                                 93-0836824
      (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or                      Identification No.)
              organization


          11802 S.E. Stark St.
             P.O. Box 16938
            Portland, Oregon                            97292-0938
 (Address of principal executive offices)               (Zip Code)

                                 (503) 252-1485
              (Registrant's telephone number, including area code)

                     P.O. Box 16595, Portland, Oregon 97216
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No____

   Number of shares of Common Stock outstanding at November 4, 1997: 1,404,686

                            ELMER'S RESTAURANTS, INC.

                                      INDEX
                                                                            Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets,                             1
            September 30, 1997 (Unaudited) and
            March 31, 1997

          Condensed Consolidated Statements of Income,                       2
            six months and three ended September 30, 1997 and 1996 (Unaudited)

          Condensed Consolidated Statements of Cash Flows,                   3
            six months ended September 30, 1997 and 1996
            (Unaudited)

          Notes to Condensed Consolidated Financial                        4-5
            Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  6-7

PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.   Exhibits and Reports on Form 8-K                                   8

          Signatures                                                         8

                            ELMER'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       September 30, 1997           March 31, 1997
                                                                       ------------------           --------------
                                                                           (Unaudited)
ASSETS
Cash and cash equivalents                                                      $1,751,316               $1,678,876
Accounts receivable                                                               217,736                  159,904
Note receivable-related party                                                      69,880                   69,880
Inventories                                                                       224,369                  203,115
Prepaid expenses and deposits                                                     139,432                  126,099
                                                                                ---------                ---------
         Total current assets                                                   2,402,733                2,237,874
Property, buildings and equipment - net                                         4,726,838                4,738,012
Intangible assets - net                                                         1,018,031                1,062,419
Other assets                                                                       72,405                   70,660
                                                                              -----------              -----------
         Total assets                                                          $8,220,007               $8,108,965
                                                                                =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable - current portions                                               $  467,653               $  495,581
Accounts payable                                                                  625,714                  631,639
Other current liabilities                                                         379,320                  323,080
                                                                                ---------                ---------
         Total current liabilities                                              1,472,687                1,450,300
Common stock                                                                    1,518,098                1,518,098
Retained earnings                                                               1,998,288                1,691,312
                                                                                ---------                ---------
         Total shareholders' equity                                             3,516,386                3,209,410
                                                                                ---------                ---------
         Total liabilities and shareholders' equity                             $8,220,00               $8,108,965
                                                                                 ========                =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       (1)

                            ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                         Six Months Ended                           Three Months Ended
                                                          September 30,                               September 30,
                                                  ------------------------------              ----------------------------------
                                                        1997                1996                    1997                    1996
                                                  ----------          ----------              ----------              ----------
REVENUES:
    Restaurant sales                              $7,838,609          $7,675,981              $3,920,227              $3,905,181
    Franchise operations                             326,169             331,469                 172,842                 169,885
    Lottery                                           70,014                 ---                  38,316                     ---
                                                  ----------          ----------              ----------              ----------
                                                   8,234,792           8,007,450               4,131,385               4,075,066
                                                  ----------          ----------              ----------              ----------
COSTS AND EXPENSES:
    Cost of restaurant sales                       4,875,104           4,763,812               2,458,880               2,433,352
    Occupancy costs                                  496,696             497,817                 251,904                 251,605
    Depreciation and amortization                    327,138             342,924                 163,569                 171,462
    General and administrative
    expenses                                       1,935,204           1,919,825                 973,310                 962,825
                                                  ----------          ----------              ----------              ----------
                                                   7,634,142           7,524,378               3,847,663               3,819,244
                                                  ----------          ----------              ----------              ----------
INCOME FROM OPERATIONS
BEFORE OTHER INCOME
(EXPENSE)                                            600,650             483,072                 283,722                 255,882
OTHER INCOME (EXPENSE):
    Other income                                      32,894              29,696                  17,134                  15,669
    Interest expense                                (168,418)           (179,617)                (83,219)                (90,546)
                                                  ----------          ----------              ----------              ----------
    Income before income taxes                       465,126             333,151                 217,637                 180,945
    Provision for income taxes                      (158,150)           (113,300)                (74,005)                (61,550)
                                                  ----------          ----------              ----------              ----------
NET INCOME                                        $  306,976          $  219,851              $  143,632              $  119,395
                                                  ==========          ==========              ==========              ==========
PER SHARE DATA:
    Net income                                    $     0.22          $     0.15              $     0.10              $     0.08
                                                  ==========          ==========              ==========              ==========
    Weighted average number of                     1,404,686           1,493,585               1,404,686               1,487,969
                                                  ==========          ==========              ==========              ==========
    common shares outstanding


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                       (2)

                            ELMER'S RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                     September 30,
                                                                                         -------------------------------------
                                                                                              1997                        1996
                                                                                        ----------                  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $  306,976                  $  219,851
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                           282,750                     294,360
    Amortization                                                                            44,388                      48,564
Changes in assets and liabilities:
    Accounts receivable                                                                    (57,832)                    (71,334)
    Inventories                                                                            (21,254)                    (20,044)
    Prepaid expenses and deposits                                                          (13,333)                     14,829
    Accounts payable                                                                        (5,925)                    (11,985)
    Other current liabilities                                                               56,010                      15,172
                                                                                        ----------                  ----------
        Net cash provided by operating activities                                          592,010                     489,413
                                                                                        ----------                  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, buildings and equipment                                        (271,576)                   (188,0640
    Net cash used by investing activities                                                 (271,576)                   (188,064)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                                                        100,000
    Payments on notes payable                                                             (246,249)                   (236,707)
    Repurchase of common stock                                                                                         (34,700)
    Other assets                                                                            (1,745)                     18,423
                                                                                        ----------                  ----------
        Net cash used in financing activities                                             (247,994)                   (152,984)
        Net increase in cash and cash equivalents                                           72,440                     148,365
Cash and cash equivalents, beginning of period                                           1,678,876                   1,370,829
                                                                                        ----------                  ----------
Cash and cash equivalents, end of period                                                $1,751,316                  $1,519,194
                                                                                        ==========                  ==========
Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                            $  168,418                  $  179,617
                                                                                        ==========                  ==========
    Income taxes                                                                        $  149,795                  $   80,900
                                                                                        ==========                  ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                       (3)

                            ELMER'S RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc.("the Company") in accordance with the rules and regulations of the Securities and Exchange commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 1997 balance sheet was derived from the audited financial statement, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 1997, 1996 and 1995 included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

     The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998 or any other future interim period.


2.   Impact of Recently Issued Accounting Standards

     In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for the Company's 1998 fiscal year. The Company's management has studied the implications of SFAS 128 and SFAS 129 and, based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

     In June 1997 FASB issued SFAS No. 130, "Comprehensive Income, " which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount

                                       (4)
representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

                                       (5)

                            ELMER'S RESTAURANTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     The Company's working capital at September 30, 1997 totaled $930,046, which is an increase of $142,472 from working capital of $787,574 at March 31, 1997.

     Cash provided by operations totaled $592,010 for the six months ended September 30, 1997, compared to $489,413 for the six months ended September 30, 1996. The primary reasons for the increase were an increase in net income of approximately $87,125 and the timing of payment of certain liabilities. Cash used to repay indebtedness was $246,249 for the six months ended September 30, 1997. Cash used to acquire assets amounted to $271,576 for the six months ended September 30, 1997, primarily for acquisition of equipment for and improvements to the Company's existing restaurants.

     The Company believes that the cash and cash equivalents on hand at September 30, 1997, together with funds provided by operations, will be sufficient to fund the Company's continuing operations.

RESULTS OF OPERATIONS

   Revenues

     Revenues increased $56,319 (1.4%) and $227,342 (2.8%) for the three months and six months ended September 30, 1997, respectively, compared to the corresponding period of fiscal 1997. These increases resulted in part from a $15,046 (.4%) and a $162,628 (2.1%) increase in revenues from restaurant sales for the three months and six months ended September 30, 1997, respectively, compared to the corresponding periods of fiscal 1997. Net revenues from video poker were $38,316 and $70,014 for the three months and six months ended September 30, 1997, which was first offered to customers in the quarter ended December 31, 1997.

     Revenues from franchise operations increased $2,957 (1.7%) and decreased $5,300 (1.6%) for the three months and six months ended September 30, 1997, respectively, compared to the corresponding periods of fiscal 1997.

     There were eleven Company-owned restaurants at September 30, 1997.


                                       (6)

Costs and Expenses

     Costs and expenses increased $28,419 (.7%) and $109,764 (1.5%) for the three months and six months ended September 30, 1997, respectively, compared to the corresponding periods of fiscal 1997, primarily in connection with the operations of the Company-owned restaurants. Cost of restaurant sales as a percentage of restaurant sales was 62.7% for the three months and 62.2% for the six months ended September 30, 1997, respectively, and 62.3% and 62.1% for the corresponding periods of fiscal 1997. Depreciation and amortization decreased $7,893 (4.6%) and $15,786 (4.6%) for the three months and six months ended September 30, 1997, respectively, compared to the corresponding periods of fiscal 1997, as a result of certain assets becoming fully depreciated. General and administrative expenses as a percentage of revenues were 23.6% for the three months and 23.5% for the six months ended September 30, 1997, respectively, and 23.6% and 23.9% for the corresponding periods of fiscal 1997.

Income From Operations

     Income from operations increased $27,840 (10.9%) and $117,578 (24.3%) for the three months and six months ended September 30, 1997, respectively, compared to the corresponding periods of fiscal 1997, due primarily to increased revenues from restaurant sales and net revenues from video poker, which was first offered to customers in the quarter ended December 31, 1996.

Other Income and Expenses

     Interest income increased $1,465 (9.3%) and $3,198 (10.8%) for the three months and six months ended September 30, 1997, respectively, compared to the corresponding periods of fiscal 1997, due primarily to the increase in cash and cash equivalents of approximately $308,000 available for investment by the Company.

     Interest expense decreased $7,327 (8.1%) and $11,199 (6.2%) for the three months and six months ended September 30, 1997, respectively, compared to the corresponding periods of fiscal 1997, due primarily to the reduction of principal balance of the outstanding debt.

Income Taxes

     The Company's income tax rate was 34% of income before income taxes for the three month and six month periods ended September 30, 1997 and 1996.


                                       (7)

PART II.    OTHER INFORMATION

Item. 6. Exhibits and Reports of Form 8-K

         (a)   Exhibits

               27.1   Financial Data Schedule

         (b)   Reports of Form 8-K

                None



                                       By ANITA GOLDBERG
                                          --------------------------------------
                                          Anita Goldberg, President


                                       By JUANITA NELSON
                                          --------------------------------------
                                          Juanita Nelson, Asst.Sec./Controller
                                          (Principal Accounting Officer)


                                       (8)