Form 10-Q/A
period 1997-09-30
ELMERS RESTAURANTS INC
filed 1997-11-24
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                            ELMER'S RESTAURANTS, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets,                           1
                 September 30, 1997 (Unaudited) and
                 March 31, 1997

            Condensed Consolidated Statements of Income,                     2
                 six months and three ended September 30, 1997 and 1996 (Unaudited)

            Condensed Consolidated Statements of Cash Flows,                 3
                 six months ended September 30, 1997 and 1996
                 (Unaudited)

            Notes to Condensed Consolidated Financial                       4-5
                 Statements (Unaudited)

Signatures                                                                   6

                            ELMER'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             September 30, 1997           March 31, 1997
                                                             ------------------           --------------
                                                                 (Unaudited)
ASSETS
Cash and cash equivalents                                            $1,751,316               $1,678,876

Accounts receivable                                                     217,736                  159,904

Note receivable-related party                                            69,880                   69,880

Inventories                                                             224,369                  203,115

Prepaid expenses and deposits                                           139,432                  126,099
                                                                     ----------               ----------
         Total current assets                                         2,402,733                2,237,874

Property, buildings and equipment - net                               4,726,838                4,738,012

Intangible assets - net                                               1,018,031                1,062,419

Other assets                                                             72,405                   70,660
                                                                     ----------               ----------
         Total assets                                                $8,220,007               $8,108,965
                                                                     ==========               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - current portions                                     $  467,653               $  495,581

Accounts payable                                                        625,714                  631,639

Other current liabilities                                               379,320                  323,080
                                                                     ----------               ----------
         Total current liabilities                                    1,472,687                1,450,300

Long-term liabilities                                                 3,230,934                3,449,255
                                                                     ----------               ----------
         Total liabilities                                            4,703,621                4,899,555
                                                                     ----------               ----------
Common stock                                                          1,518,098                1,518,098

Retained earnings                                                     1,998,288                1,691,312
                                                                     ----------               ----------
         Total shareholders' equity                                   3,516,386                3,209,410
                                                                     ----------               ----------
         Total liabilities and shareholders' equity                  $8,220,007               $8,108,965
                                                                     ==========               ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                       (1)

                            ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                Six Months Ended                        Three Months Ended
                                                                  September 30,                           September 30,
                                                         ------------------------------          ------------------------------
                                                               1997                1996                1997                1996
                                                         ----------          ----------          ----------          ----------
REVENUES:
    Restaurant sales                                     $7,838,609          $7,675,981          $3,920,227          $3,905,181
    Franchise operations                                    326,169             331,469             172,842             169,885
    Lottery                                                  70,014                 ---              38,316                 ---
                                                         -----------         -----------         -----------         ----------
                                                          8,234,792           8,007,450           4,131,385           4,075,066
                                                         ----------          ----------          ----------          ----------
COSTS AND EXPENSES:
    Cost of restaurant sales                              4,875,104           4,763,812           2,458,880           2,433,352
    Occupancy costs                                         496,696             497,817             251,904             251,605
    Depreciation and amortization                           327,138             342,924             163,569             171,462
    General and administrative
    expenses                                              1,935,204           1,919,825             973,310             962,825
                                                         ----------          ----------          ----------          ----------
                                                          7,634,142           7,524,378           3,847,663           3,819,244
                                                         ----------          ----------          ----------          ----------
INCOME FROM OPERATIONS
BEFORE OTHER INCOME
(EXPENSE)                                                   600,650             483,072             283,722             255,882
OTHER INCOME (EXPENSE):
    Other income                                             32,894              29,696              17,134              15,669
    Interest expense                                      (168,418)           (179,617)            (83,219)            (90,546)
                                                         ----------          ----------          ----------          ----------
    Income before income taxes                              465,126             333,151             217,637             180,945
    Provision for income taxes                            (158,150)           (113,300)            (74,005)            (61,550)
                                                         ----------          ----------          ----------          ----------
NET INCOME                                               $  306,976            $219,851          $  143,632          $  119,395
                                                         ==========          ==========          ==========          ==========
PER SHARE DATA:
    Net income                                           $     0.22          $     0.15          $     0.10          $     0.08
                                                         ==========          ==========          ==========          ==========
    Weighted average number of                            1,404,686           1,493,585           1,404,686           1,487,969
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

                                       (2)

                            ELMER'S RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                 September 30,
                                                                                        ------------------------------
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

    Depreciation                                                                           282,750             294,360

    Amortization                                                                            44,388              48,564

Changes in assets and liabilities:

    Accounts receivable                                                                    (57,832)            (71,334)

    Inventories                                                                            (21,254)            (20,044)

    Prepaid expenses and deposits                                                          (13,333)             14,829

    Accounts payable                                                                        (5,925)            (11,985)

    Other current liabilities                                                               56,240              15,172
                                                                                        ----------          ----------
        Net cash provided by operating activities                                          592,010             489,413
                                                                                        ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, buildings and equipment                                        (271,576)           (188,064)

    Net cash used by investing activities                                                 (271,576)           (188,064)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable                                                                                100,000

    Payments on notes payable                                                             (246,249)           (236,707)

    Repurchase of common stock                                                                                 (34,700)

    Other assets                                                                            (1,745)             18,423
                                                                                        ----------          ----------
        Net cash used in financing activities                                             (247,994)           (152,984)

        Net increase in cash and cash equivalents                                           72,440             148,365

Cash and cash equivalents, beginning of period                                           1,678,876           1,370,829
                                                                                        ----------          ----------
Cash and cash equivalents, end of period                                                $1,751,316          $1,519,194
                                                                                        ==========          ==========
Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest                                                                            $  168,418          $  179,617
                                                                                        ==========          ==========
    Income taxes                                                                        $  149,795          $   80,900
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

                                       (5)

                                   SIGNATURES



                                       ANITA GOLDBERG
                                       -----------------------------------------
                                       Anita Goldberg, President


                                       JUANITA NELSON
                                       -----------------------------------------
                                       Juanita Nelson, Asst.Sec./Controller
                                       (Principal Accounting Officer)


                                       (6)