Form 10-Q
period 1997-12-31
ELMERS RESTAURANTS INC
filed 1998-02-17
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ____________ TO ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Number of shares of Common Stock outstanding at February 8, 1998: 1,311,109

                            ELMER'S RESTAURANTS, INC.

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets,                             1
            December 31, 1997 (Unaudited) and
            March 31, 1997

          Condensed Consolidated Statements of Income,                       2
            nine months and three months ended December 31, 1997 and 1996 (Unaudited)

          Condensed Consolidated Statements of Cash Flows,                   3
            nine months ended December 31, 1997 and 1996
            (Unaudited)

          Notes to Condensed Consolidated Financial                        4-5
            Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  6-7

PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.   Exhibits and Reports on Form 8-K                                   8

          Signatures                                                         8

                            ELMER'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               December 31, 1997           March 31, 1997
                                                               -----------------           --------------
                                                                     (Unaudited)                   (Note)
ASSETS

Cash and equivalents                                                  $2,011,817               $1,678,876

Accounts receivable                                                      170,287                  159,904

Note receivable-related party                                             69,880                   69,880

Inventories                                                              230,836                  203,115

Prepaid expenses and deposits                                            172,145                  126,099
                                                                      ----------               ----------
   Total current assets                                                2,654,965                2,237,874

Property, buildings and equipment - net                                4,744,728                4,738,012

Intangible assets - net                                                  995,837                1,062,419

Other assets                                                              74,797                   70,660
                                                                      ----------               ----------
   Total assets                                                       $8,470,327               $8,108,965
                                                                      ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - current portion                                       $  455,153                 $495,581

Accounts payable                                                         795,759                  631,539

Other current liabilities                                                486,265                  323,080
                                                                      ----------               ----------
   Total current liabilities                                           1,737,177                1,450,300

Long-term liabilities                                                  3,109,303                3,449,255
                                                                      ----------               ----------
   Total liabilities                                                   4,846,480                4,899,555
                                                                      ----------               ----------
Common stock                                                           1,499,198                1,518,098

Retained earnings                                                      2,124,649                1,691,312
                                                                      ----------               ----------
   Total shareholders' equity                                          3,623,847                3,209,410
                                                                      ----------               ----------
   Total liabilities and shareholders' equity                         $8,470,327               $8,108,965
                                                                      ==========               ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       (1)

                            ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Nine Months Ended                         Three Months Ended
                                                           December 31,                              December 31,
                                                ---------------------------------         ---------------------------------
                                                       1997                  1996                1997                  1996
                                                -----------           -----------         -----------           -----------
REVENUES:

     Restaurant sales                           $11,848,973           $11,542,292         $ 4,010,364           $ 3,866,311

     Franchise operations                           498,208               496,258             172,039               164,789

     Lottery                                        124,381                12,595              54,367                12,595
                                                -----------           -----------         -----------           -----------

                                                 12,471,562            12,051,145           4,236,770             4,043,695
                                                -----------           -----------         -----------           -----------
COSTS AND EXPENSES:

     Cost of restaurant sales                     7,374,638             7,168,748           2,499,534             2,404,936

     Occupancy costs                                748,825               745,852             252,129               248,035

     Depreciation and amortization                  490,707               523,401             163,569               180,477

     General and administrative
     expenses                                     2,944,407             2,893,455           1,009,203               973,630
                                                -----------           -----------         -----------           -----------

                                                 11,558,577            11,331,456           3,924,435             3,807,078
                                                -----------           -----------         -----------           -----------
INCREASE FROM
OPERATIONS BEFORE
OTHER INCOME (EXPENSE)                              912,985               719,689             312,335               236,617

OTHER INCOME (EXPENSE):

     Other income                                    49,779                45,283              16,885                15,587

     Interest expense                              (248,652)             (267,944)            (80,234)              (88,327)
                                                -----------           -----------         -----------           -----------

     Income before income taxes                     714,112               497,028             248,986               163,877

     Provision for income taxes                    (242,800)             (169,800)            (84,650)              (55,700)
                                                -----------           -----------         -----------           -----------

NET INCOME                                      $   471,312           $   328,028         $   164,336           $   108,177
                                                ===========           ===========         ===========           ===========
PER SHARE DATA:

     Net income                                 $      0.34           $      0.22         $     0.12            $      0.07
                                                ===========           ===========         ==========            ===========
     Weighted average number of
     common shares outstanding                    1,401,504             1,489,295          1,395,175              1,470,762
                                                ===========           ===========         ==========            ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       (2)

                            ELMER'S RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               December 31,
                                                                                    ---------------------------------
                                                                                          1997                   1996
                                                                                    ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                          $  471,312             $  328,028

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                   $  424,125             $  450,555

     Amortization                                                                       66,582                 72,846

Changes in assets and liabilities:

     Accounts receivable                                                               (10,383)              (137,961)

     Inventories                                                                       (27,721)               (20,044)

     Prepaid expenses and deposits                                                     (46,046)               (42,825)

Accounts payable                                                                       164,120                109,508

     Other current liabilities                                                         163,185                 69,062
                                                                                    ----------             ----------
     Net cash provided by operating activities                                       1,205,174                829,169
                                                                                    ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, buildings and equipment                                   (430,841)              (308,012)

     Net cash used by investing activities                                            (430,841)              (308,012)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable                                                                              100,000

     Payments on notes payable                                                        (380,380)              (367,046)

     Repurchase of common stock                                                        (56,875)               (34,700)

     Other assets                                                                       (4,137)                22,172

         Net cash used in financing activities                                        (441,392)              (279,574)

         Net increase in cash and cash equivalents                                     332,941                241,583

     Cash and cash equivalents, beginning of period                                  1,678,876              1,370,829
                                                                                    ----------             ----------
     Cash and cash equivalents, end of period                                       $2,011,817             $1,612,412
                                                                                    ==========             ==========

Supplemental disclosures of cash flow information: Cash paid during the period for:

     Interest                                                                       $  248,652             $  267,944
                                                                                    ==========             ==========
     Income taxes                                                                      198,781                 88,150
                                                                                    ==========             ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       (3)

                            ELMER'S RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 1997, balance sheet was derived from audited financial statement, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 1997, 1996 and 1995, included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

     The results of operations for the nine months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998, or any other future interim report.

2.   Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for the Company's 1998 fiscal year. The Company's management has studied the implications of SFAS 128 and SFAS 129 and, based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

     In June 1997, FASB issued SFAS No. 130, "Comprehensive Income," which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific

                                       (4)
format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

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

                                       (5)

                            ELMER'S RESTAURANTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company's working capital at December 31, 1997 totaled $917,788, which is an increase of $130,214 from working capital of $787,574 at March 31, 1997.

     Cash provided by operations totaled $1,205,174 for the nine months ended December 31, 1997, compared to $829,169 for the nine months ended December 31, 1996. The primary reasons for the increase were an increase in net income of approximately $143,284, and the timing of the payment of certain liabilities. Cash used to repay indebtedness was $380,380 for the nine months ended December 31, 1997. For the same period cash used to acquire assets amounted to $430,841, primarily for acquisition of equipment for and improvements to the Company's existing restaurants.

     The Company believes that the cash and cash equivalents on hand at December 31, 1997, together with funds provided by operations, will be sufficient to fund the Company's continuing operations.

RESULTS OF OPERATIONS

     Revenues

     Revenues increased $193,075 (4.8%) and $420,417 (3.5%) for the three months and nine months ended December 31, 1997, respectively, compared to the corresponding periods of fiscal 1997. These increases resulted primarily from a $144,053 (3.7%) and a $306,681 (2.7%) increase in revenues from restaurant sales for the three months and nine months ended December 31, 1997, respectively, compared to the corresponding periods of fiscal 1997. Net revenues from video poker were $54,367 and $124,381 for the three months and nine months ended December 31, 1997, compared to $12,595 for the corresponding periods of fiscal 1997. Video poker was first offered to customers in the third quarter of fiscal 1997. Lottery net revenues were reclassified out of restaurants sales for the period ended December 31, 1996 to conform to the 1997 presentation.

     Revenues from the franchise operations increased $7,250 (4.4%) and $1,950 (.4%) for the three months and nine months ended December 31, 1997, respectively, compared to the corresponding periods of fiscal 1997.

     There were eleven Company-owned restaurants at December 31, 1997.

                                       (6)

Costs and Expenses

     Costs and expenses increased $117,357 (3.1%) and $227,121 (2.0%) for the three months and nine months ended December 31, 1997, respectively, compared to the corresponding periods of fiscal 1997, primarily due to the operations of the Company-owned restaurants. Cost of restaurant sales as a percentage of restaurant sales was 62.3% for the three months and 62.2% for the nine months ended December 31, 1997, respectively, and 62.2% and 62.1% for the corresponding periods of fiscal 1997. Occupancy costs increased $4,094 and $2,973 for the three months and the nine months ended December 31, 1997, primarily due to increased rent expense based on a percentage of restaurant sales of the Company-owned restaurants.

     Depreciation and amortization decreased $16,908 (9.4%) and $32,694 (6.2%) for the three months and nine months ended December 31, 1997, respectively, compared to the corresponding periods of fiscal 1997, as a result of certain assets becoming fully depreciated. General and administrative expenses as a percentage of revenues were 23.8% for the three months and 23.6% for the nine months ended December 31, 1997, respectively, and 24.1% and 24.0% for the corresponding periods of fiscal 1997.

Income From Operations

     Income from operations increased $75,718 (32.0%) and $193,296 (26.9%) for the three months and nine months ended December 31, 1997, respectively, compared to the corresponding periods of fiscal 1997, due primarily to increased revenues from restaurant sales and video poker.

Other Income and Expenses

     Interest income increased $1,298 (8.3%) and $4,496 (9.9%) for the three months and nine months ended December 31, 1997, respectively, compared to the corresponding periods of fiscal 1997, due primarily to the increase of cash and cash equivalents of approximately $260,500 available for investment by the Company.

     Interest expense decreased $8,093 (9.2%) and $19,292 (7.2%) for the three months and nine months ended December 31, 1997, respectively, compared to the corresponding periods of fiscal 1997, due primarily to the reduction of principal balance of the outstanding debt.

Income Taxes

     The Company's income tax rate was 34% of income before income taxes for the three month and nine month periods ended December 31, 1997 and 1996.

                                       (7)

PART II. OTHER INFORMATION

Item. 6. Exhibits and Reports of Form 8-K

         (a)    Exhibits

                27.1   Financial Data Schedule

         (b)    Reports of Form 8-K

                None


                                       By /s/ ANITA GOLDBERG
                                          --------------------------------------
                                          Anita Goldberg, President


                                       By /s/ Juanita Nelson
                                          --------------------------------------
                                          Juanita Nelson, Asst.  Sec./Controller
                                          (Principal Accounting Officer)

                                       (8)

                                  EXHIBIT INDEX


Exhibit                                                               Sequential
  No.                      Description                                 Page No.
-------                    -----------                                ----------

  27