Form 10-K
period 1998-03-31
ELMERS RESTAURANTS INC
filed 1998-06-16
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1998 or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

                                  -------------

             Oregon                                            93-0836824
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

         11802 SE Stark
        Portland, Oregon              97216                  (503) 252-1485
     (Address of principal          (Zip Code)           (Registrant's telephone
       executive offices)                                    number, including
                                                                area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

                                  -------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at June 10, 1998: $1,837,268. For purposes of this calculation, officers and directors are considered affiliates. _____

     Number of shares of Common Stock outstanding at June 10, 1998: 1,311,109.

                       Documents Incorporated by Reference

                                                     Part of Form 10-K into
         Document                                      which incorporated
         --------                                      ------------------

Proxy Statement for 1998
Annual Meeting of Shareholders                               Part III

================================================================================

                                TABLE OF CONTENTS

Item of Form 10-K                                                           Page
-----------------                                                           ----


PART I.........................................................................1

    Item 1.    Business........................................................1
    Item 2.    Properties......................................................5
    Item 3.    Legal Proceedings...............................................6
    Item 4.    Submission of Matters to a Vote of Security Holders.............6
    Item 4(a). Executive Officers of the Registrant............................6

PART II........................................................................7

    Item 5.    Market for the Registrant's Common Equity and Related
                  Stockholder Matters .........................................7
    Item 6.    Selected Financial Data.........................................7
    Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8
    Item 8.    Financial Statements and Supplementary Data....................10
    Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................10

PART III......................................................................11

    Item 10.   Directors and Executive Officers of the Registrant.............11
    Item 11.   Executive Compensation.........................................11
    Item 12.   Security Ownership of Certain Beneficial Owners and Management.11
    Item 13.   Certain Relationships and Related Transactions.................11

PART IV.......................................................................12

    Item 14.   Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.................................................12

SIGNATURES....................................................................15

                                     PART I

Item 1. Business
----------------

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

Elmer's Pancake & Steak House

     Restaurant Format and Menu The Company franchises or operates a total of 29 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 8,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Thirteen of the restaurants have a lounge with a seating capacity ranging from 15 to 75. The normal hours of operation are from 6 a.m. to 10 or 11 p.m. and to 12 midnight on weekends in some restaurants with lounges.

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

     The Company estimates that construction costs for the standard free-standing building range from approximately $860,000 to $1,060,000, with actual costs dependent upon local building requirements and construction conditions, and further based on configuration and parking requirements. The cost of the land may vary considerably depending upon the quality and size of the site, surrounding population density and other factors. The cost of leasehold improvements and restaurant equipment, including kitchen equipment, furniture, and trade fixtures, is estimated by the Company to range from approximately $375,000 to $500,000. Inventory and miscellaneous items such as paper goods, food, janitorial supplies, and other small wares are estimated initially to cost between approximately $68,000 and $108,000.

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

Company-Owned Restaurants

     The Company owns and operates 11 Elmer's restaurants, which it acquired or built from 1984 to 1991. The Company has owned and operated a restaurant located in the Delta Park section of Portland, Oregon since January 1984. In August 1986, the Company opened a restaurant in Tacoma, Washington. In January 1987, the Company began operation of a restaurant in Lynnwood, Washington and assumed operation of an Elmer's restaurant in Grants Pass, Oregon that was in bank foreclosure. In fiscal 1988, the Company acquired from former franchisees restaurants in Gresham, Albany, and Medford, Oregon; and Boise, Idaho. In fiscal 1989, the Company purchased the land and buildings for the Boise and Gresham restaurants and also purchased, from a former franchisee, an additional restaurant in Hillsboro, Oregon. In May 1989, the Company acquired a franchised Elmer's restaurant in Palm Springs, California. In July 1991, the Company acquired a franchised Elmer's restaurant in Beaverton, Oregon.

Employees

     As of March 31, 1998, the Company employed 204 persons on a full-time basis, of whom 11 were corporate office personnel and 193 were restaurant personnel. At that date, the Company also employed 266 part-time restaurant personnel. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

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


Item 2. Properties
------------------

Headquarters

     The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet. Lease payments totaled $33,636 for fiscal 1998. The lease expires November 30, 1998.

Company-Owned Restaurants

     Company-Owned Properties The Company owns the real property upon which the following four Company-owned restaurants are located. All of the properties are subject to encumbrances in favor of lending institutions except for the Gresham, Oregon property.

                                                     Approximate Area
                                              ---------------------------------
Location                                        Site               Restaurant
                                              ---------           -------------
Tacoma, Washington                            1.3 acres           6,660 sq. ft.
Lynnwood, Washington                          1 acre              6,500 sq. ft.
Gresham, Oregon                               1 acre              5,670 sq. ft.
Boise, Idaho                                  1.3 acres           5,430 sq. ft.

     Leased Properties The Company leases the property upon which the following seven Company-owned restaurants are located. Each lease contains specific terms relating to calculation of lease payment, renewal, purchase options, if any, and other matters.

                                Approximate Area
                                ----------------

Location                                    Site           Restaurant        Expiration
--------                                    ----           ----------        ----------
Grants Pass, Oregon                         1 acre         6,350 sq. ft.     December 31, 2001
Hillsboro, Oregon                           1.2 acres      6,350 sq. ft.     January 1, 2002
Medford, Oregon                             1.25 acres     6,300 sq. ft.     May 31, 2003
Albany, Oregon                              --             5,460 sq. ft.     February 28, 2003
Palm Springs, California                    1.3 acres      5,500 sq. ft.     April 30, 2007
Portland, Oregon (Delta Park)               1.2 acres      6,350 sq. ft.     July 31, 2006
Beaverton, Oregon                           --             5,322 sq. ft.     August 31, 2006


Item 3. Legal Proceedings
-------------------------

     Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not applicable.

Item 4(a). Executive Officers of the Registrant

     As of June 10, 1998, the executive officers and other key personnel of the Company were as set forth below.

Name                                        Age      Position
----                                        ---      --------

Anita Goldberg                              69       President

Juanita Nelson                              62       Secretary and Controller

     The executive officers of the Company are appointed annually for one year and hold office until their successors are appointed.

     Anita Goldberg was appointed President and elected to the Board of Directors in June 1996 and has served as Director of Franchising for the Company since September 1984. Before joining the Company, Ms. Goldberg was a self-employed life insurance salesperson.

     Juanita Nelson has served as Controller since March 1985 and as Secretary since February 1998. For more than five years prior to joining the Company, Mrs. Nelson was the Office Manager of the Red Lion Inns and Thunderbird Motor Inns corporate office.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters
-------------------------------------------------------------------------

     The Company's Common Stock is traded on the Nasdaq SmallCap System.

The following table sets forth the high and low reported sales prices of the Common Stock in the Nasdaq SmallCap Market for the fiscal year quarters indicated.

                                             Years Ended March 31,
                        --------------------------------------------------------------
                                   1998                              1997
                        --------------------------        ----------------------------
                          High              Low              High               Low
                        ---------       ----------        ----------       -----------
1st Quarter             $  2  1/2       $  2  1/16        $  3   1/4       $  1  13/16
2nd Quarter                3  1/8          2                 3   1/4          1   3/4
3rd Quarter                4  1/2          2   7/8           2  25/64         1   7/8
4th Quarter                6               3   7/8           2   3/8          2

     Although the Common Stock is traded on the Nasdaq SmallCap System, there is a relatively low trading volume and, at times, limited or sporadic quotations.

     The Company has not paid cash dividends on its Common Stock. The Company intends to retain any future earnings to finance growth and does not presently intend to pay dividends to the holders of Common Stock.

     As of May 20, 1998, the Company had 228 shareholders of record.

Item 6. Selected Financial Data
-------------------------------

Elmer's Restaurants, Inc. and Subsidiaries
Selected Financial Data
for the year ended March 31

                                              1998              1997              1996              1995              1994
Revenues                               $16,596,397       $16,112,355       $15,712,033       $15,223,087       $14,276,483
Net income                                 529,779           452,215           350,622           377,771           159,922
Net income per share                          0.38              0.31              0.23              0.21              0.08
Total assets                             8,180,610         8,108,965         8,028,521         8,137,008         8,285,506
Long-term notes payable,
   less current portion                  3,061,284         3,338,255         3,687,808         3,573,613         3,822,338
Total liabilities                        4,673,273         4,899,555         5,099,689         5,180,012         5,507,048
Total shareholders' equity               3,507,337         3,209,410         2,928,832         2,956,996         2,778,458

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Results of Operations

Revenues

     Revenues increased $484,042 (3.0%) for the fiscal year ended March 31, 1998 ("1998"), compared to the fiscal year ended March 31, 1997 ("1997"), due primarily to increased restaurant sales and video poker revenues of the Company's restaurants. Revenues increased $400,322 (2.5%) for 1997 compared to the fiscal year ended March 31, 1996 ("1996"), due primarily to the increased revenues of the Company-owned restaurants. Revenues from restaurant sales and franchise operations were $16,417,225, $16,070,948 and $15,712,033 for 1998,
1997 and 1996, respectively. The Company began offering video poker to its patrons in certain restaurants during 1997. The net revenues from video poker were $179,172 in 1998 and $41,407 in 1997. There were eleven Company-owned restaurants at March 31, 1998.

     Revenues from franchise operations increased $5,437 for 1998 due primarily to increased franchise fees resulting from increased revenues by franchisees. Revenues from franchise operations decreased $25,967 for 1997 due primarily to decreased supply sales to franchisees. Franchise operation's revenues totaled $660,074, $654,637 and $680,604 for 1998, 1997 and 1996, respectively, after elimination of intercompany transactions (see Note 8 of the Notes to Consolidated Financial Statements).

Operating Costs and Expenses

     Cost of restaurant sales, for food and beverage costs, decreased $6,364 (.2%) from $4,270,067 for 1997 to $4,263,703 for 1998 and labor and related costs increased $238,221 (4.5%) to $5,490,690 for 1998 compared to $5,252,469 for 1997, each due primarily to minimum wage increases passed by the federal and various state governments. Cost of restaurant sales, for food and beverage costs, increased $78,906 (1.9%) for 1997 compared to 1996, and labor and related costs increased $150,055 (2.9%) for 1997 compared to 1996, each primarily as a result of increased restaurant sales. Cost of restaurant sales, as a percentage of restaurant sales, amounted to 61.9% for 1998 and 61.8% for 1997 and 1996, respectively.

     Depreciation and amortization totaled $679,455 for 1998, a decrease of $19,558 from 1997, and $699,013 for 1997, a decrease of $20,698 from 1996. Each year's decrease was due primarily to certain assets becoming fully depreciated.

     General and administrative expenses increased $183,753 in 1998 over 1997 and $11,863 in 1997 over 1996, due primarily to the increased cost of management of the Company-owned restaurants, including increased executive compensation. General and administrative expenses as a percentage of revenues were 24.7% for 1998, 24.3% for 1997 and 24.9% for 1996.

     Occupancy costs as a percentage of revenues were 6.0% for 1998, 6.2% for 1997 and 5.9% for 1996. Occupancy costs include leases based on a percentage of the revenues of certain leased restaurants.

Income from Operations

     Income from operations for 1998 totaled $1,056,764, an increase of $82,215 (8.4%) from 1997, and income from operations for 1997 totaled $974,549, an increase of $121,707 (14.3%) from 1996. The increased income from operations was due to increased video poker revenues.


Other Income and Expenses

     Interest income for 1998 increased $5,278 over 1997 to $66,225, primarily due to higher average cash balances available for investment. Interest income for 1997 and 1996 totaled $60,947 and $60,780, respectively.

     Interest expense decreased $27,253 to $324,578 for 1998 from 1997, and decreased $35,202 to $351,831 for 1997 from 1996, primarily as a result of the reduction of the principal balance of outstanding debt.

Income Taxes

     The tax rate on income for 1998 was 33.7% compared to 33.9% for 1997 and 1996.


Liquidity and Capital Resources

     The Company's working capital at March 31, 1998 totaled $842,859, an increase of $55,285 from working capital of $787,574 at March 31, 1997. The increase in working capital resulted primarily through net cash provided by operations and the refinancing of mortgages payable with long-term debt.

     Principal sources of funds for the Company's operation in recent years have included cash flow from operations and long-term and short-term debt financing. Funds obtained from debt financing amounted to $630,000, $230,000 and $2,670,000 in 1998, 1997 and 1996, respectively. The long-term debt incurred in 1998 was for the refinancing of two mortgages which matured, the debt incurred in 1997 was due primarily to the acquisition of equipment, refurbishing of existing restaurants and repurchase of Company stock, and the long-term debt incurred in 1996 was primarily for the refinancing of two mortgages and the refinancing of certain short-term and long-term notes payable into two long-term notes payable.

     Certain of the Company's loan agreements contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive of these covenants requires the Company to maintain a ratio of cash generation (defined as income before income taxes, interest, depreciation and amortization) to current maturities of long-term debt of at least 1.5 to 1.0 and a maximum of total liabilities to tangible net worth of 3.25 to 1.0.

     Funds provided by operating activities totaled approximately $1,361,600, $1,149,000 and $1,130,000 in 1998, 1997 and 1996, respectively.

     As of March 31, 1998, the Company had approximately $1,875,000 in cash and cash equivalents. The Company believes that cash and cash equivalents on hand at March 31, 1998, together with funds from operations, will be sufficient to fund its operations for the ensuing year.

     Capital expenditures of approximately $550,000, $398,500 and $450,000 for 1998, 1997 and 1996, respectively, were primarily for the acquisition of equipment for and improvements to the Company's existing restaurants.

     The Company anticipates that capital expenditures for the acquisition of equipment and for improvements to the Company's existing restaurants for the fiscal year ending March 31, 1999 will be approximately the same as in 1998.

     The Company has reviewed its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not anticipate that it will incur material expenditures to complete any such modifications and does not anticipate any significant disruptions to its operations.


New Accounting Pronouncements

     New accounting pronouncements are discussed in Note 1 of Notes to Consolidated Financial Statements.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The information required by this item is included on pages F-1 to F-15 of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Information with respect to directors of the Company is included under "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement.


Item 11. Executive Compensation
-------------------------------

     Information with respect to executive compensation is included under "Compensation" in the 1998 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the 1998 Proxy Statement.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the 1998 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)(1)  Financial Statements and Schedules                             Page in
        ----------------------------------                           this Report
                                                                     -----------

Report of Independent Accountants.........................................F-1

Consolidated Balance Sheets at
  March 31, 1998 and 1997.................................................F-2

Consolidated Statements of Income
  for the years ended March 31, 1998, 1997
  and 1996................................................................F-3

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended March 31, 1998,
  1997 and 1996...........................................................F-4

Consolidated Statements of Cash Flows
  for the years ended March 31, 1998,
  1997 and 1996...........................................................F-5

Notes to Consolidated Financial Statements................................F-6

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

         10.6 Loan Agreement, dated December 21, 1995, between the Company and Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. and the First Amendment thereto, dated as of March 18, 1997, Promissory Note dated December 21, 1995 issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement, and Deeds of Trust given by the Company to Ticor Title Insurance Company, Trustee, for benefit of Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement. Incorporated by reference to Exhibit 10.6 of the Form 10-K for the fiscal year ended March 31, 1997.

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

         10.8 Promissory Notes, dated March 31, 1997, issued by Paul H. Welch and Jacqueline M. Welch to the Company.

         10.9 Stock Purchase Agreement, dated as of February 13, 1997, between the Company and Dale Elmer.

         10.10 Letter Agreement dated March 23, 1998, between the Company and Wells Fargo Bank, N.A., Promissory Note dated March 30, 1998, issued by the Company to Wells Fargo Bank, N.A., and Deed of Trust and Assignment of Rents and Leases dated as of March 23, 1998, given by the Company to Wells Fargo Bank (Arizona), N. A., Trustee, for the benefit of Wells Fargo Bank. N.A.

         22.1  List of Subsidiaries.

         27.1  Financial Data Schedule.


     (b) Reports on Form 8-K No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1998.

Report of Independent Accountants


To the Board of Directors and Shareholders
Elmer's Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Elmer's Restaurants, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elmer's Restaurants, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



Portland, Oregon
May 15, 1998

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 1998 and 1997


ASSETS                                                                                          1998               1997
Current assets:
   Cash and cash equivalents (Note 6)                                                  $   1,875,136      $   1,678,876
   Accounts receivable, less allowance for doubtful accounts of
      $5,000 in 1998 and 1997                                                                140,717            159,904
   Notes receivable, current portion (Note 2)                                                 81,033             69,880
   Inventories                                                                               216,537            203,115
   Prepaid expenses                                                                          101,425            126,099
                                                                                       -------------      -------------

      Total current assets                                                                 2,414,848          2,237,874

Property, buildings and equipment, net (Notes 3 and 6)                                     4,696,507          4,738,012
Intangible assets, net (Notes 4 and 6)                                                       973,643          1,062,419
Note receivable, long-term portion                                                            16,709
Other assets                                                                                  78,903             70,660
                                                                                       -------------      -------------

Total assets                                                                           $   8,180,610      $   8,108,965
                                                                                       =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable - current portion (Note 6)                                            $     405,266      $     495,581
   Accounts payable                                                                          612,107            631,639
   Accrued payroll and related taxes                                                         311,782            192,867
   Accrued expenses                                                                           47,447             33,754
   Accrued income taxes (Note 5)                                                             195,387             96,459
                                                                                       -------------      -------------

      Total current liabilities                                                            1,571,989          1,450,300

Notes payable - long-term portion (Note 6)                                                 3,061,284          3,338,255
Deferred income taxes (Note 5)                                                                40,000            111,000
                                                                                       -------------      -------------

      Total liabilities                                                                    4,673,273          4,899,555
                                                                                       -------------      -------------

Commitments and contingencies (Notes 7 and 9)

Shareholders' equity:
   Preferred stock, no par value; 500,000 shares authorized;
      none issued
   Common stock, no par value; 10,000,000 shares authorized;
      1,311,109 shares and 1,404,686 shares issued and
      outstanding in 1998 and 1997, respectively                                           1,417,034          1,518,098
   Retained earnings                                                                       2,090,303          1,691,312
                                                                                       -------------      -------------

      Total shareholders' equity                                                           3,507,337          3,209,410
                                                                                       -------------      -------------

      Total liabilities and shareholders' equity                                       $   8,180,610      $   8,108,965
                                                                                       =============      =============


The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Statements of Income
for the years ended March 31, 1998, 1997 and 1996


                                                                               1998                1997                1996
Revenues:
   Restaurant sales                                                  $   15,757,151      $   15,416,311      $   15,031,429
   Franchise operations                                                     660,074             654,637             680,604
   Lottery                                                                  179,172              41,407
                                                                     --------------      --------------      --------------

                                                                         16,596,397          16,112,355          15,712,033
                                                                     --------------      --------------      --------------

Costs and expenses:
   Cost of restaurant sales:
      Food and beverage                                                   4,263,703           4,270,067           4,191,161
      Labor and related                                                   5,490,690           5,252,469           5,102,414
   Occupancy costs                                                          998,782             993,007             934,518
   Depreciation and amortization                                            679,455             699,013             719,711
   General and administrative expenses                                    4,107,003           3,923,250           3,911,387
                                                                     --------------      --------------      --------------

                                                                         15,539,633          15,137,806          14,859,191
                                                                     --------------      --------------      --------------

      Income from operations                                              1,056,764             974,549             852,842

Other income (expense):
   Interest income                                                           66,225              60,947              60,780
   Interest expense (Note 6)                                               (324,578)           (351,831)           (387,033)
   Gain on disposition of assets                                                368                 550               3,533
                                                                     --------------      --------------      --------------

   Food and beverage                                                      4,263,703           4,270,067           4,191,161

   Labor and related                                                      5,490,690           5,252,469           5,102,414
   Occupancy costs                                                          998,782             993,007             934,518
   Depreciation and amortization                                            679,455             699,013             719,711

   General and administrative expenses                                    4,107,003           3,923,250           3,911,387
                                                                     --------------      --------------      --------------
                                                                         15,539,633          15,137,806          14,859,191
                                                                     --------------      --------------      --------------

      Income from operations                                              1,056,764             974,549             852,842

Other income (expense):
   Interest income                                                           66,225              60,947              60,780

      Income before provision for income taxes                              798,779             684,215             530,122

Provision for income taxes (Note 5)                                        (269,000)           (232,000)           (179,500)
                                                                     --------------      --------------      --------------

      Net income                                                     $      529,779      $      452,215      $      350,622
                                                                     ==============      ==============      ==============

Net income per share                                                 $            0      $            0      $            0
                                                                     ==============      ==============      ==============

Weighted average number of shares outstanding                             1,385,676           1,477,812           1,538,253
                                                                     ==============      ==============      ==============


The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996


                                                                                 Common Stock
                                                                        -------------------------------          Retained
                                                                               Shares            Amount          Earnings
                                                                        -------------     -------------     -------------
Balance, March 31, 1995                                                     1,727,445     $   1,866,676     $   1,090,320

Repurchase and retirement of common stock                                    (228,182)         (246,436)         (132,350)

Net income                                                                                                        350,622
                                                                        -------------     -------------     -------------

Balance, March 31, 1996                                                     1,499,263         1,620,240         1,308,592

Repurchase and retirement of common stock                                     (94,577)         (102,142)          (69,495)

Net income                                                                                                        452,215
                                                                        -------------     -------------     -------------

Balance, March 31, 1997                                                     1,404,686         1,518,098         1,691,312

Repurchase and retirement of common stock                                     (93,577)         (101,064)         (130,788)

Net income                                                                                                        529,779
                                                                        -------------     -------------     -------------

Balance, March 31, 1998                                                     1,311,109     $   1,417,034     $   2,090,303
                                                                        =============     =============     =============


The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended March 31, 1998, 1997 and 1996


                                                                               1998                1997                1996
Cash flows from operating activities:
   Net income                                                        $      529,779      $      452,215      $      350,622
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                          590,679             601,899             609,912
      Amortization                                                           88,776              97,114             109,799
      Deferred income taxes                                                 (71,000)              6,000              21,500
      Gain on disposition of assets                                            (368)               (550)             (3,533)
      Changes in assets and liabilities:
         Receivables                                                         (8,675)           (113,927)             (7,456)
         Inventories                                                        (13,422)            (11,087)             20,009
         Prepaid expenses                                                    24,674              23,474             (35,887)
         Other assets                                                         9,162              33,081              (2,330)
         Accounts payable and accrued expenses                              113,076             (35,790)             88,081
         Accrued income taxes                                                98,928              96,459             (20,575)
                                                                     --------------      --------------      --------------

      Net cash provided by operating activities                           1,361,609           1,148,888           1,130,142
                                                                     --------------      --------------      --------------

      Amortization                                                           88,776              97,114             109,799
      Deferred income taxes                                                 (71,000)              6,000              21,500
      Gain on disposition of assets                                            (368)               (550)             (3,533)
      Changes in assets and liabilities:
      Receivables                                                            (8,675)           (113,927)             (7,456)
      Inventories                                                           (13,422)            (11,087)             20,009
      Prepaid expenses                                                       24,674              23,474             (35,887)
                                                                     --------------      --------------      --------------

Cash flows from investing activities:
   Additions to property, buildings and equipment                          (550,006)           (398,501)           (450,047)
   Proceeds from sale of assets                                               1,200                 550               3,937
                                                                     --------------      --------------      --------------

      Net cash used in investing activities                                (548,806)           (397,951)           (446,110)
                                                                     --------------      --------------      --------------

Cash flows from financing activities:
   Net change in other non-current assets                                   (17,405)             (4,450)            (34,355)
   Proceeds from notes payable                                              630,000             230,000           2,670,000
   Payments on notes payable                                               (997,286)           (496,803)         (2,839,329)
   Repurchase of common stock                                              (231,852)           (171,637)           (378,786)
                                                                     --------------      --------------      --------------

      Net cash used in financing activities                                (616,543)           (442,890)           (582,470)
                                                                     --------------      --------------      --------------

Net increase in cash and cash equivalents                                   196,260             308,047             101,562

Cash and cash equivalents, beginning of year                              1,678,876           1,370,829           1,269,267
                                                                     --------------      --------------      --------------

Cash and cash equivalents, end of year                               $    1,875,136      $    1,678,876      $    1,370,829
                                                                     ==============      ==============      ==============

Supplemental disclosures of cash flow information:
   Cash paid for:
      Amortization                                                           88,776              97,114             109,799
      Deferred income taxes                                                 (71,000)              6,000              21,500
      Gain on disposition of assets                                            (368)               (550)             (3,533)
      Changes in assets and liabilities:
      Receivables                                                            (8,675)           (113,927)             (7,456)
      Inventories                                                           (13,422)            (11,087)             20,009
      Prepaid expenses                                                        24,674             23,474             (35,887)
      Interest                                                       $       325,206     $      351,203      $      387,033
                                                                     ==============      ==============      ==============

      Income taxes                                                   $       247,711     $      119,350      $      188,766
                                                                     ==============      ==============      ==============


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

     Disclosure of Fair Value of Financial Instruments

     The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable approximated fair value as of March 31, 1998 and 1997 because of the relatively short maturity of these instruments. The carrying value of notes payable approximated fair value as of March 31, 1998 and 1997, based upon interest rates and terms available for the same or similar loans.

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


1.   The Company and Summary of Significant Accounting Policies, Continued:

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

     Lottery

     The Company offers video poker to its patrons in certain restaurants. The net revenue earned from video poker is recorded in the Company's financial statements as Lottery revenue when received.

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


1.   The Company and Summary of Significant Accounting Policies, Continued:

     Income Taxes

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

     Net Income Per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share, effective for fiscal periods ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable with international EPS standards. This statement requires restatement of all prior period data presented. The primary differences between the provisions of SFAS No. 128 and previous authoritative pronouncements are exclusion of common stock equivalents in the determination of basic EPS and the market price at which common stock equivalents are calculated in the determination of diluted EPS. Basic EPS is computed using the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. The adoption of this statement did not have any impact on previously reported EPS.

     Impact of Recently Issued Accounting Standards

     In June 1997, FASB issued SFAS No. 130, Comprehensive Income. SFAS No. 130 becomes effective in 1998 and requires reclassification of previously issued financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in a statement of comprehensive income. Management does not expect the adoption to have a material effect on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires selected segment information in quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The statement is effective for fiscal years beginning after December 15, 1997 and may modify the disclosure of certain segment information for the Company.

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


1.   The Company and Summary of Significant Accounting Policies, Continued:

     Impact of Recently Issued Accounting Standards, Continued

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement also permits reduced disclosures for nonpublic entities. This statement is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption to have any effect on the consolidated financial statements.


2.   Notes Receivable:

     Notes receivable from a franchisee and officer/director
     of the Company, due on demand, interest at 7%, without
     collateral                                                    $     69,880

     Note receivable from a franchisee, monthly payments of
     $1,120, including interest at 10%, without collateral               27,862
                                                                   ------------

                                                                         97,742

     Current portion                                                     81,033
                                                                   ------------

     Long-term portion                                             $     16,709
                                                                   ------------


3.   Property, Buildings and Equipment:

                                                                     1998                1997
     Land                                                  $    1,258,439      $    1,258,439
     Buildings                                                  2,448,527           2,425,055
     Furniture, fixtures and equipment                          6,886,948           6,455,031
     Automobiles                                                   81,580              81,580
     Leasehold improvements                                     1,332,385           1,247,473
                                                           --------------      --------------

                                                               12,007,879          11,467,578
     Less accumulated depreciation                             (7,311,372)         (6,729,566)
                                                           --------------      --------------

                                                           $    4,696,507      $    4,738,012
                                                           --------------      --------------

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


4.   Intangible Assets:

     Intangible assets, net of accumulated amortization of $1,245,504 and $1,156,728 at March 31, 1998 and 1997, respectively, are comprised of:

                                                                              1998               1997
     Trademark and franchise registrations and agreements           $      630,151      $     680,298
     Cost over fair value of net tangible assets acquired                  312,515            347,506
     Other                                                                  30,977             34,615
                                                                    --------------      -------------

                                                                    $      973,643      $   1,062,419
                                                                    --------------      -------------


5.   Income Taxes:

     The Company's provision for income taxes is comprised of the following:

                                                         1998             1997             1996
     Currently payable:
        Federal                                  $    297,000     $    172,000     $    120,000
        State                                          43,000           54,000           38,000
                                                 ------------     ------------     ------------

                                                      340,000          226,000          158,000

     Deferred income taxes                            (71,000)           6,000           21,500
                                                 ------------     ------------     ------------

                                                 $    269,000     $    232,000     $    179,500
                                                 ------------     ------------     ------------

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


5.   Income Taxes, Continued:

     Deferred income tax assets and liabilities are recorded for both the expected future tax impact of differences between the financial statement and income tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. A valuation allowance is established, when necessary, to reflect the likelihood of realization of deferred income tax assets. No valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred income tax assets will be realized. The Company has recorded a net deferred tax liability of $40,000 and $111,000 at March 31, 1998 and 1997, respectively, which is comprised of the following:

                                                                                   1998                  1997
     Excess of financial statement fixed assets over tax basis           $    (81,000)        $    (144,000)
     Expenses not currently deductible for tax                                 41,000
     Federal alternative minimum tax credit carryforwards                                            33,000
                                                                         ------------         -------------

                                                                         $    (40,000)        $    (111,000)
                                                                         ------------         -------------

     Income taxes are provided at a rate different from the expected federal tax rate on income before provision for income taxes as follows:

                                                                                 1998            1997            1996
     Expected tax                                                        $    272,000    $    233,000    $    180,000
     Amortization not deductible for income taxes                              12,000          12,000          12,000
     State taxes, net of federal tax benefits                                  28,000          35,000          25,000
     Tax credits utilized                                                     (50,000)        (48,000)        (42,500)
     Other                                                                      7,000                           5,000
                                                                         ------------    ------------    ------------

                                                                         $    269,000    $    232,000    $    179,500
                                                                         ------------    ------------    ------------

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


6.   Notes Payable:

                                                                             1998                 1997
     Notes payable to financial institutions, collateralized by all assets excluding real estate, due at various dates
     through June 2000, monthly principal installments total
     approximately $34,000 plus interest at rates as follows:

     Prime rate plus 0.5% - 0.75% (prime was 8.50% at
     March 31, 1998)                                                $   1,457,995        $   1,892,935

     Notes payable to financial institutions,
     collateralized by real estate, due at various dates
     through February 2008, monthly installments total
     $16,204 including interest at rates as follows:
                                                                                               513,332
     Average 2 year U.S. Treasury note rate plus
     1.75% and 2%

        Fixed rate of 8.18%                                             1,306,533            1,338,206
        Fixed rate of 8.25%                                                                    630,000

     Note payable to others, collateralized by stock of
     a subsidiary, due August 2001, interest at 10%
                                                                           72,022               89,363
                                                                    -------------        -------------

                                                                        3,466,550            3,833,836

          Less current portion                                           (405,266)            (495,581)
                                                                    -------------        -------------

          Long-term portion                                         $   3,061,284        $   3,338,255
                                                                    -------------        -------------

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


     Certain notes payable contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive covenants require the Company to maintain a ratio of cash generation (defined as net income before taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 1.3 to 1.0 and a maximum of total liabilities to tangible net worth of 3.25 to 1.0. The Company was in compliance with these covenants at March 31, 1998. Future maturities of notes payable for years ending March 31 are as follows:

        1999                                           $   405,266
        2000                                               402,694
        2001                                               902,803
        2002                                                81,516
        2003                                                79,430
        Thereafter                                       1,594,881
                                                       -----------

                                                       $ 3,466,590
                                                       -----------

     All interest costs incurred during the years ended March 31, 1998, 1997 and 1996 have been expensed during the respective periods.


7.   Leases:

     Minimum fiscal year rental commitments for the years ending March 31 under operating leases with noncancelable terms of more than one year, are as follows:

        1999                                           $   492,518
        2000                                               481,307
        2001                                               458,882
        2002                                               450,882
        2003                                               413,435
        Thereafter                                       1,173,040
                                                       -----------

                                                       $ 3,470,064
                                                       -----------

     The leases generally provide for additional rentals based upon a specified percentage of sales and require the Company to pay certain other costs. Rental expense on operating leases amounted to $674,552 (including $182,034 of additional rentals) for the year ended March 31, 1998, $661,419 (including $168,803 of additional rentals) for the year ended March 31, 1997, and $642,166 (including $149,648 of additional rentals) for the year ended March 31, 1996.

     Total lease payments for the lease of the corporate offices from a stockholder of the Company were $33,636 for the years ended March 31, 1998, 1997 and 1996.

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


8.   Restaurant and Franchise Operations:

     Summary results of operations and other selected financial information from restaurant operations and franchise operations are presented after elimination of intercompany transactions:

                                                                                    Years Ended March 31,
                                                                  ---------------------------------------------------
                                                                           1998               1997               1996
         Revenues:
            Restaurant operations                                 $  15,936,323      $  15,457,718      $  15,031,429
            Franchise  operations                                     1,393,275          1,358,776          1,360,729
            Intercompany eliminations                                  (733,201)          (704,139)          (680,125)
                                                                  -------------      -------------      -------------

               Consolidated                                       $  16,596,397      $  16,112,355      $  15,712,033
                                                                  =============      =============      =============

         Income from operations :
            Restaurant operations                                 $     612,723      $     586,968      $     424,480
            Franchise operation s                                       444,041            387,581            428,362
                                                                  -------------      -------------      -------------

               Consolidated                                       $   1,056,764      $     974,549      $     852,842
                                                                  -------------      -------------      -------------

         Capital and intangible expenditures:
            Restaurant operations                                 $     521,913      $     360,961      $     361,545
            Franchise operations                                         28,093             37,540             88,502
                                                                  -------------      -------------      -------------

               Consolidated                                       $     550,006      $     398,501      $     450,047
                                                                  -------------      -------------      -------------

         Depreciation and amortization:
            Restaurant operations                                 $     587,248      $     606,533      $     642,031

            Franchise operations                                         28,093             37,540             88,502
                                                                  -------------      -------------      -------------
            Franchise operations                                         92,207             92,480             77,680
                                                                  -------------      -------------      -------------

               Consolidated                                       $     679,455      $     699,013      $     719,711
                                                                  =============      =============      =============

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


8.   Restaurant and Franchise Operations, Continued:

                                                                 1998               1997
       Assets:
       Restaurant operations                            $   7,307,145      $   7,117,727
       Franchise operations                                   873,465            991,238
                                                        -------------      -------------

       Consolidated                                     $   8,180,610      $   8,108,965
                                                        =============      =============

     The number of Company owned stores and operating franchises at March 31 is as follows:

                                                              1998        1997        1996
       Company owned stores                                     11          11          11
       Operating franchises                                     18          18          18


9.   Commitments and Contingencies:

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

     The Company has authorized incentive compensation for the Chief Executive Officer equal to 10% of the Company's annual earnings (before income taxes and the incentive payment) in excess of $200,000 for each fiscal year. Incentive compensation expense for the years ended March 31, 1998 and 1996 was $66,531 and $36,680, respectively. This agreement was not in effect during the year ended March 31, 1997.

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued


     From time to time, the Company is involved in litigation relating to claims arising in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts which it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business or operations.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELMER'S RESTAURANTS, INC.

Date:  June 12, 1998                   By ANITA GOLDBERG
                                          --------------------------------------
                                          Anita Goldberg, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 12, 1998.

            Signature                           Title
            ---------                           -----

(1)  Principal Executive and
       Financial Officer


 ANITA GOLDBERG                        President and Director
----------------------------------
 Anita Goldberg

(2)  Principal Accounting
       Officer


 JUANITA NELSON                        Controller
----------------------------------
 Juanita Nelson

(3)  Directors


 ANITA GOLDBERG                        Director
----------------------------------
 Anita Goldberg


 PAUL WELCH                            Director
----------------------------------
 Paul Welch


 ZADOC (ZED) MERRILL                   Director
----------------------------------
 Zadoc (Zed) Merrill


 RUDOLPH MAZUROSKY                     Director
----------------------------------
 Rudolph (Rudy) Mazurosky

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

                                  EXHIBIT INDEX

Exhibit                                                               Sequential
  No.       Description                                                Page Nos.
-------     -----------                                               ----------

  10.6 Loan Agreement, dated December 21, 1995, between the Company and Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. and the First Amendment thereto, dated as of March 18, 1997, Promissory Note dated December 21, 1995 issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement, and Deeds of Trust given by the Company to Ticor Title Insurance Company, Trustee, for benefit of Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement. Incorporated by reference to
            Exhibit 10.6 of the Form 10-K for the fiscal year ended March 31, 1997.

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

  10.8 Promissory Notes, dated March 31, 1997, issued by Paul H. Welch and Jacqueline M. Welch to the Company.

  10.9 Stock Purchase Agreement, dated as of February 13, 1997, between the Company and Dale Elmer.

  10.10 Letter Agreement dated March 23, 1998, between the Company and Wells Fargo Bank, N.A., Promissory Note dated March 30, 1998, issued by the Company to Wells Fargo Bank, N.A., and Deed of Trust and Assignment of Rents and Leases dated as of March 23, 1998, given by the Company to Wells Fargo Bank (Arizona), N. A., Trustee, for the benefit of Wells Fargo Bank. N.A.

  22.1      List of Subsidiaries.

  27.1      Financial Data Schedule.