Form 10-K/A
period 1998-03-31
ELMERS RESTAURANTS INC
filed 1998-06-23
CIK 771214

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K/A
                                 Amendment No. 1

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

    Number of shares of Common Stock outstanding at June 10, 1998: 1,311,109.

                       Documents Incorporated by Reference

                                                          Part of Form 10-K into
              Document                                      which incorporated
              --------                                    ----------------------

      Proxy Statement for 1998
   Annual Meeting of Shareholders                                Part III

================================================================================

                                TABLE OF CONTENTS

Item of Form 10-K                                                           Page
-----------------                                                           ----


PART IV  .....................................................................1
         Item 14.  Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K..............................................1

SIGNATURES....................................................................4

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ---------------------------------------------------------------

                                                                       Page in
(a)(1)    Financial Statements and Schedules                         this Report
          ----------------------------------                         -----------

Report of Independent Accountants........................................ F-1

Consolidated Balance Sheets at
  March 31, 1998 and 1997................................................ F-2

Consolidated Statements of Income
  for the years ended March 31, 1998, 1997
  and 1996............................................................... F-3

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended March 31, 1998,
  1997 and 1996.......................................................... F-4

Consolidated Statements of Cash Flows
  for the years ended March 31, 1998,
  1997 and 1996.......................................................... F-5

Notes to Consolidated Financial Statements............................... F-6

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

10.6 Loan Agreement, dated December 21, 1995, between the Company and Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. and the First Amendment thereto, dated as of March 18, 1997, Promissory Note dated December 21, 1995 issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement, and Deeds of Trust given by the Company to Ticor Title Insurance Company, Trustee, for benefit of Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement. Incorporated by reference to Exhibit 10.6 of the Form 10-K for the fiscal year ended March 31, 1997 ("1997 Form 10-K").

10.7 Credit Agreement, dated as of March 18, 1997, between the Company and Wells Fargo Bank, N.A. and Promissory Note dated March 18, 1997, issued by the Company to Wells Fargo Bank, N.A. in connection with the Credit Agreement and Promissory Note dated May 17, 1995, issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A., which is governed by the Credit Agreement. Incorporated by reference from Exhibit 10.7 of the 1997 Form 10-K.

10.8 Promissory Notes, dated March 31, 1997, issued by Paul H. Welch and Jacqueline M. Welch to the Company. Incorporated by reference from
         Exhibit 10.8 of the 1997 Form 10-K.

10.9 Stock Purchase Agreement, dated as of February 13, 1997, between the Company and Dale Elmer. Incorporated by reference from Exhibit 10.9 of the 1997 Form 10-K.

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

                                       ELMER'S RESTAURANTS, INC.

Date:  June 18, 1998                   By ANITA GOLDBERG
                                          --------------------------------------
                                          Anita Goldberg, President