Form 10-Q
period 1998-06-30
ELMERS RESTAURANTS INC
filed 1998-08-14
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of Common Stock outstanding at August 4, 1998: 1,311,109

                            ELMER'S RESTAURANTS, INC.

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements
              Condensed Consolidated Balance Sheets,                          1
                 June 30, 1998 (Unaudited) and
                 March 31, 1998

              Condensed Consolidated Statements of Income,                    2
                 three months ended June 30, 1998, and 1997
                 (Unaudited)

              Condensed Consolidated Statements of Cash Flows,                3
                 three months ended June 30, 1998 and 1997
                 (Unaudited)

              Notes to Condensed Consolidated Financial                     4-5
                 Statements (Unaudited)


   Item 2.    Management's Discussion and Analysis of                       6-8
                 Financial Condition and Results of Operations


PART II. OTHER INFORMATION AND SIGNATURES

   Item 4.    Submission of Matters to a Vote of Security Holders             9

   Item 5.    Other Information                                               9

   Item 6.    Exhibits and Reports on Form 8-K                               10

              Signatures                                                     11

                            ELMER'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              June 30, 1998           March 31, 1998
                                                              -------------           --------------
                                                               (Unaudited)
ASSETS

   Cash and cash equivalents                                    $ 1,581,413              $ 1,875,136
   Accounts receivable                                              177,634                  140,717
   Note receivable-current portion                                   81,033                   81,033
   Inventories                                                      227,498                  216,537
   Prepaid expenses and deposits                                    148,372                  101,425
                                                                -----------              -----------

         Total current assets                                     2,215,950                2,414,848

   Property, buildings and equipment - net                        4,807,955                4,696,507
   Intangible assets - net                                          957,797                  973,643
   Note receivable-long-term portion                                 14,024                   16,709
   Other assets                                                      88,325                   78,903
                                                                -----------              -----------

         Total assets                                           $ 8,084,051              $ 8,180,610
                                                                ===========              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

   Notes payable - current portion                              $   392,766              $   405,266
   Accounts payable                                                 617,247                  612,107
   Accrued expenses                                                 322,877                  359,229
   Accrued income taxes                                             115,887                  195,387
                                                                -----------              -----------

         Total current liabilities                                1,448,777                1,571,989

   Long-term liabilities                                          2,990,809                3,101,284
                                                                -----------              -----------

         Total liabilities                                        4,439,586                4,673,273
                                                                -----------              -----------

   Common stock                                                   1,417,034                1,417,034
   Retained earnings                                              2,227,431                2,090,303
                                                                -----------              -----------

         Total shareholders' equity                               3,644,465                3,507,337
                                                                -----------              -----------

         Total liabilities and shareholders' equity             $ 8,084,051              $ 8,180,610
                                                                ===========              ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       (1)

                            ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                          ------------------------------
                                                                 1998               1997
                                                          -----------        -----------
REVENUES:
  Restaurant sales                                        $ 3,970,948        $ 3,918,382
  Franchise operations                                        158,945            153,327
  Video poker - Net revenues                                   58,112             31,698
                                                          -----------        -----------

                                                            4,188,005          4,103,407
                                                          -----------        -----------
COSTS AND EXPENSES:
  Cost of restaurant sales
     Food and beverage                                      1,063,428          1,061,929
     Labor and related                                      1,371,582          1,354,295

  Occupancy costs                                             245,233            244,792
  Depreciation and amortization                               177,503            163,569
  General and administrative expenses                       1,065,070            961,894
                                                          -----------        -----------

                                                            3,922,816          3,786,479
                                                          -----------        -----------
INCOME FROM OPERATIONS
BEFORE OTHER INCOME (EXPENSE)                                 265,189            316,928

OTHER INCOME (EXPENSE):

  Other income                                                 17,981             15,760

  Interest expense                                            (75,542)           (85,199)
                                                          -----------        -----------

  Income before income taxes                                  207,628            247,489

  Provision for income taxes                                  (70,500)           (84,145)
                                                          -----------        -----------

NET INCOME                                                $   137,128        $   163,344
                                                          ===========        ===========

PER SHARE DATA:

  Net income                                              $       .10        $       .12
                                                          ===========        ===========
  Weighted average number of
  common shares outstanding                                 1,311,109          1,404,686
                                                          ===========        ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       (2)

                            ELMER'S RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                            1998               1997
                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $   137,128        $   163,344
 Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                        157,350            141,375
     Amortization                                                         20,153             22,194
  Changes in assets and liabilities:
     Receivables                                                         (36,917)           (43,607)
     Inventories                                                         (10,961)             4,488
     Prepaid expenses                                                    (46,947)           (17,754)
     Accounts payable and accrued expenses                               (31,212)          (103,200)

     Accrued income taxes                                                (79,500)            32,395
                                                                     -----------        -----------

       Net cash provided by operating activities                         109,094            405,635
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, buildings and equipment                      (268,798)          (108,344)
                                                                     -----------        -----------

      Net cash used by investing activities                             (268,798)          (108,344)
                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in other non-current assets                               (11,044)            (3,680)
    Payments on notes payable                                           (122,975)          (140,674)
                                                                     -----------        -----------

       Net cash used in financing activities                            (134,019)          (144,354)
                                                                     -----------        -----------

       Net increase (decrease) in cash and cash equivalents             (293,723)           152,937

Cash and cash equivalents, beginning of period                         1,875,136          1,678,876
                                                                     -----------        -----------

Cash and cash equivalents, end of period                             $ 1,581,413        $ 1,831,813
                                                                     ===========        ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

  Interest                                                           $    75,542        $    85,199
                                                                     ===========        ===========
  Income taxes                                                       $   150,000        $    67,500
                                                                     ===========        ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       (3)

                            ELMER'S RESTAURANTS, INC.
                            -------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc, ("The Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 1998, balance sheet was derived from audited financial statement, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 1998, 1997 and 1996, included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31 1999, or any other future interim report.

2.   Impact of Recently Issued Accounting Standards

     Recent Accounting Pronouncements. On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ from reported net income in the periods presented.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

                                       (4)

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plants. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of the adoption.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

     The Company's management has studied the implications of SFAS 131 and SFAS 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

                                       (5)

                            ELMER'S RESTAURANTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


FINANCIAL CONDITION

     The Company's working capital at June 30, 1998 totaled $767,173, which is a decrease of $75,686 from working capital of $842,859 at March 31, 1998. The decrease was due primarily to the acquisition of equipment for and the refurbishment of existing Company owned restaurants.

     Cash provided by operations totaled $109,094 for the three months ended June 30, 1998, compared to $405,635 for the three months ended June 30, 1997. The decrease in cash provided from operations in the three months ended June 30, 1998 was primarily the result of increased receivables, inventories, prepaid expense, and decreased accrued liabilities and income taxes, compared to the same period in the prior year. Cash used to repay indebtedness was $122,975 for the three months ended June 30, 1998. Cash used to acquire assets was $268,798 for the three months ended June 30, 1998, primarily for the acquisition of equipment for and improvements to the Company's existing restaurants.

     The Company believes that the cash and cash equivalents on hand at June 30, 1998, together with funds provided by operations, will be sufficient to fund the Company's continuing operations.


RESULTS OF OPERATIONS
   Revenues

     Revenues increased $84,598 (2.1%) for the three months ended June 30, 1998 (the first quarter of the Company's fiscal year), compared to the corresponding period for the prior year. This increase resulted from a $52,566 (1.3%) increase in revenues from restaurant sales and a $26,414 increase in net revenues from video poker. Revenues from the franchise operations increased $5,618 (3.7%) compared to the corresponding period of the prior year.

Costs and Expenses

     Costs and expenses increased $136,337 (3.6%) for the three months ended June 30, 1998, compared to the three months ended June 30, 1997, primarily due to increased costs related to the operation of the company-owned restaurants and increased general and administrative expenses. Food and beverage costs of restaurant sales increased $1,499. As a percentage of restaurant sales, food and beverage was 26.8% for the three months ended June 30, 1998 compared to 27.1% for the three months ended June 30, 1997. Labor and labor related cost of restaurant sales increased $17,287 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. As a percentage of restaurant sales the labor and labor related costs were $1,371,582 (34.5%) for the three months ended June 30, 1998 compared to $1,354,295 (34.6%) for the three months ended

                                       (6)

June 30, 1997. Occupancy costs increased $441 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Depreciation and amortization increased $13,934 (8.5%) for the three months ended June 30, 1998, compared to the same period of fiscal 1998 due to the acquisition of equipment and refurbishment of some of the Company restaurants. General and administrative expenses are comprised of the costs of operating the corporate offices of the Company and administrative costs of the Company-owned restaurants. General and administrative expenses as a percentage of revenues were 25.4% for the three months ended June 30, 1998, compared to 23.4% for the same period of the prior year. General and administrative costs increased due primarily to increased employee costs and increased corporate operating expenses.


Income From Operations

     Income from operations for the three months ended June 30, 1998 decreased $51,739 (16.3%) compared to the three months ended June 30, 1997, due to overall increased operating expenses of the Company-owned restaurants.


Other Income and Expenses

     Other income increased $2,221 (14.1%) for the three months ended June 30, 1998, compared to the three months ended June 30, 1997, due primarily to the increase of the rates of return on investments.

     Interest expense decreased $9,657 (11.3%) for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, due primarily to the reduction of principle balance of outstanding debt.


Income Taxes

     The Company's income tax rate was 34% of income before income taxes for the three months ended June 30, 1998 and 1997.


Recent Accounting Pronouncements

     On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ from reported net income in the periods presented.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements

                                       (7)
and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plants. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of the adoption.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

     The Company's management has studied the implications of SFAS 131 and SFAS 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

                                       (8)

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          On July 15, 1998, at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At July 15, 1998, 1,311,109 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

          The shareholders elected each of Anita Goldberg, Paul Welch, Zadoc
(Zed) Merrill and Rudolph (Rudy) Mazurosky to the Company's Board of Directors, by the votes indicated below, to serve for the ensuring year.

          Anita Goldberg
          --------------

               1,103,751         shares in favor
                 118,700         shares against or withheld

          Paul Welch
          ----------

               1,103,651         shares in favor
                 118,800         shares against or withheld

          Zadoc (Zed) Merrill
          -------------------

               1,103,651         shares in favor
                 118,800         shares against or withheld

          Rudolph (Rudy) Mazurosky
          ------------------------

               1,103,851         shares in favor
                 118,600         shares against or withheld

Item 5.   Other Information

          In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after May 1, 1999 (45 days prior to the month and date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive office of the Company no later than February 5, 1999.

                                       (9)

Item. 6.  Exhibits and Reports of Form 8-K

          (a)   Exhibits

                27.1   Financial Data Schedule

          (b)   Reports of Form 8-K

                None

                                      (10)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1998                 ELMER'S RESTAURANTS, INC.


                                       By /s/ ANITA GOLDBERG
                                          --------------------------------------
                                          Anita Goldberg, President


                                       By /s/ JUANITA NELSON
                                          --------------------------------------
                                          Juanita Nelson, Secretary/Controller
                                          (Principal Accounting Officer)

                                      (11)