Form 10-Q
period 1998-09-30
ELMERS RESTAURANTS INC
filed 1998-11-17
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1998 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
        PERIOD FROM
        _________________  TO  _________________

          Commission file number 0-14837

                    ELMER'S RESTAURANTS, INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      OREGON                    93-0836824
          (STATE OR OTHER JURISDICTION    (I.R.S. EMPLOYER
          OF INCORPORATION OR             IDENTIFICATION NO.)
          ORGANIZATION)

          11802 S.E. Stark St.
          P.O. Box 16938
          Portland, Oregon                97292-0938
          (ADDRESS OF PRINCIPAL           (ZIP CODE)
          EXECUTIVE OFFICES)

                         (503) 252-1485
      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           P.O. Box 16938, Portland, Oregon 97292-0938
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                  IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No[ ]

     Number of shares of Common Stock outstanding at November 4,
1998:  1,311,109

                    ELMER'S RESTAURANTS, INC.

                              INDEX
                                                             Page
                                                           Number

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets,                1
          September 30, 1998 (Unaudited) and
          March 31, 1998

          Condensed Consolidated Statements of Income,          2
          six months and three ended September 30, 1998, and 1997 (Unaudited)

          Condensed Consolidated Statements of Cash Flows,      3
          six months ended September 30, 1998 and 1997
          (Unaudited)

          Note to Condensed Consolidated Financial            4-5
          Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       6-9

PART II.  OTHER INFORMATION AND SIGNATURES

Item 5.   Other Information                                    10

Item 6.   Exhibits and Reports on Form 8-K                     10

          Signatures                                           11

                    ELMER'S RESTAURANTS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                      September 30, 1998   March 31, 1998
                               (UNAUDITED)
Cash and cash equivalents     $1,437,712          $1,875,136
Accounts receivable              208,735             140,717
Note receivable-current
portion                           81,033              81,033
Inventories                      215,086             216,537
Prepaid expenses and
deposits                         154,311             101,425
                                 -------             -------
Total current assets           2,096,877           2,414,848
Property, buildings and
equipment - net                4,809,817           4,696,507
Intangible assets - net          937,724             973,643
Note receivable - long-
term portion                      11,271              16,709
Other assets                      75,173              78,903
                                  ------              ------

Total assets                  $7,930,862          $8,180,610
                              ==========          ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Notes payable - current
portion                       $  389,433          $  405,266
Accounts payable                 527,274             612,107
Accrued payroll and
related taxes                    243,386             311,782
Accrued expenses                  33,512              47,447
Accrued income taxes              74,477             195,387
                              ----------          ----------

Total current liabilities      1,268,082           1,571,989

Notes payable long-term
portion                        2,842,532           3,061,284
Deferred income taxes             40,000              40,000
                              ----------          ----------

Total liabilities              4,150,614           4,673,273
                              ----------          ----------
Common stock                   1,417,034           1,417,034
Retained earnings              2,363,214           2,090,303
                              ----------          ----------

Total shareholders' equity     3,780,248           3,507,337
                              ----------          ----------

Total liabilities and
shareholders' equity          $7,930,862          $8,180,610
                              ==========          ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                    ELMER'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                   Six Months Ended         Three Months Ended
                    September 30,             September 30,
REVENUES
Restaurant
sales          $7,943,485   $7,838,609   $3,972,537  $3,920,472

Franchise
operations        334,896      326,169      175,951     172,597
Lottery           123,476       70,014       65,364      38,316
               ----------   ---------    ----------  ---------

                8,401,857    8,234,792    4,213,852   4,131,385
               ----------   ----------   ----------  ----------

COSTS AND
EXPENSES:
Cost of
restaurant
sales

Food and
beverage        2,143,050    2,130,609    1,079,622   1,068,680

Labor and
related         2,772,882    2,658,120    1,401,300   1,341,942

Occupancy
costs             503,088      496,696      257,855     251,904

Depreciation
and
amortization      353,426      327,138      175,923     163,569

General and
administrative
expenses        2,137,005    2,021,579    1,071,935   1,021,568
               ----------   ----------   ----------  ----------
                7,909,451    7,634,142    3,986,635   3,847,663
               ----------   ----------   ----------  ----------
INCOME FROM
OPERATIONS
BEFORE OTHER
INCOME
(EXPENSE)         492,406      600,650      227,217     283,722

OTHER INCOME
(EXPENSE):

Interest and
other income       36,815       32,894       18,834      17,134

Interest
expense          <151,427>    <168,418>     <75,885>    <83,219>

Gain on
disposition of
assets             35,707                    35,707
               ----------   ----------   ----------  ----------

Income before
income taxes      413,501      465,126      205,873     217,637

Provision for
income taxes     <140,590>    <158,150>    <70,090>    <74,005>
               ----------   ----------   ---------   ----------
NET INCOME       $272,911     $306,976    $135,783    $143,632
               ==========   ==========   ==========  ==========

PER SHARE
DATA:

Net income       $   0.21     $   0.22     $   0.10    $   0.10
               ==========   ==========   ==========  ==========
Weighted
average number
of common
shares          1,311,109    1,404,686    1,311,109   1,404,686
outstanding    ==========   ==========   ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ELMER'S RESTAURANTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                             Six Months Ended
                                              September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:       1998         1997
Net income                               $ 272,911   $ 306,976

Adjustments to reconcile net income to
net cash provided by operating
activities:

Depreciation                               314,041     282,750

Amortization                                39,385      44,388

Gain on disposition of assets              <35,707>

Changes in assets and liabilities:
Receivables                                <62,580>    <57,832>

Inventories                                  1,451     <21,254>

Prepaid expenses                           <52,886>    <13,333>

Accounts payable                          <167,164>     <5,925>

Accrued income taxes                      <120,910>     56,240
                                         ----------  ---------

Net cash provided by operating
activities                                 188,541     592,010
                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, buildings and
equipment                                 <443,190>   <271,576>

Proceeds from sale of assets                51,546
                                         ---------   ----------

Net cash used by investing activities     <391,644>   <271,576>
                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in other non-current assets         264      <1,745>
Payments on notes payable                 <234,585>   <246,249>
                                         ----------  ----------

Net cash used in financing activities     <234,321>   <247,994>
                                         ----------  ----------

Net increase (decrease) in cash and
cash equivalents                          <437,424>     72,440

Cash and cash equivalents, beginning of
period                                   1,875,136   1,678,876
                                         ---------   ---------

Cash and cash equivalents, end of
period                                   $1,437,712  $1,751,316
                                         ==========  ==========

Supplemental disclosures of cash flow
information:

Cash paid during the period for:

Interest                                 $ 151,427   $ 168,418
                                         =========   =========
Income taxes                             $ 261,500   $ 149,795
                                         =========   =========
The accompanying notes are an integral part of the condensed consolidated financial statements.


                    ELMER'S RESTAURANTS, INC.

       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc. (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 1998, balance sheet was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 1998, 1997 and 1996 respectively, included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     The results of operations for the six months ended September
30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999, or any other future interim report.

2.   Impact of Recently Issued Accounting Standards

     The Company has adopted Financial Accounting Standards Board
(FASB) SFAS No. 130, "Reporting Comprehensive Income," which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ from reported net income in the periods presented.

     The Company has also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which may change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company's management has studied the implications of SFAS 133 and, based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

                    ELMER'S RESTAURANTS, INC.
               MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements.

RESULTS OF OPERATIONS

Revenues

     Revenues increased $82,467 (2.0%) and $167,065 (2.0%) for
the three months and six months ended September 30, 1998, respectively, compared to the corresponding periods of fiscal 1998. These increases resulted primarily from a $52,065 (1.3%) and a $104,876 (1.3%) increase in revenues from restaurant sales and $27,048 (70.6%) and $53,462 (76.4%) net revenues from the lottery for the three months and six months ended September 30, 1998, respectively, compared to the corresponding periods of fiscal 1998. Revenues from franchise operations increased $3,354 (1.9%) and $8,727 (2.7%) for the three months and six months ended September 30, 1998, respectively, compared to the corresponding periods of fiscal 1998.

Cost and Expenses

     Costs and expenses increased $138,972 (3.6%) and $275,309 (3.6%) for the three months and six months ended September 30, 1998, respectively compared to the corresponding periods of fiscal 1998, primarily due to increased costs related to the operation of the Company-owned restaurants and increased general and administrative expenses. Food and beverage costs of restaurant sales increased $10,942 (1.0%) and $12,441 (0.6%), respectively, for the three months and six months ended September 30, 1998, respectively, compared to the corresponding periods of fiscal 1998. As a percentage of restaurant sales, food and beverage was 27.2% and 27.0% for the three months and six months ended September 30, 1998, respectively, compared to 27.3% and 27.2% for the three months and six months ended September 30, 1997, respectively. Labor and labor related costs of restaurant sales increased $59,358 (4.4%) and $114,762 (4.3%) for the three months and six months ended September 30, 1998, respectively, compared to the corresponding periods of fiscal 1998. As a percentage of restaurant sales the labor and labor related costs were 35.3% and 34.9% for the three months and six months ended September 30, 1998, respectively, compared to 34.2% and 33.9% for the three months and six months ended September 30, 1997, respectively, due primarily to increased minimum wage rates in the State of Oregon. Occupancy costs increased $5,951 (2.4%) and $6,392 (1.3%) for the three months and six months ended September 30, 1998, respectively, compared to the three months and six months ended September 30, 1997. Depreciation and amortization increased $12,354 (7.6%) and $26,288 (8.0%) for the three months and six months ended September 30, 1998, respectively, compared to the corresponding periods of fiscal 1998, due to the acquisition of equipment and refurbishing of some of the Company restaurants. General and administrative expenses as a percentage of revenues were 25.4% for the three months and six months ended September 30, 1998, respectively, compared to 24.7% and 24.5% for the corresponding periods of fiscal 1998, primarily due to increased operating expenses and administrative wage increases in the Company-owned restaurants.

Income from Operations

     Income from operations for the three months and six months ended September 30, 1998, respectively, decreased $56,506 (19.9%) and 108,245 (18.0%), respectively, compared to the corresponding periods of fiscal 1998, due to increased operating expenses of the Company-owned restaurants.

Other Income and Expenses

     Interest and other income increased $1,700 (9.9%) and $3,921 (11.9%) for the three months and six months ended September 30, 1998, respectively, compared to the corresponding periods of fiscal 1998, due primarily to the increase of the interest rate on investments. Interest expense decreased $7,334 (8.8%) and $16,991 (10.1%) for the three months and six months ended September 30, 1998, respectively, due primarily to the reduction of the principal balance of outstanding debt. Gain on disposition of assets ($35,707, at September 30, 1998), was primarily due to the sale of Company-owned automobiles.

Income Taxes

     The Company's income tax rate was 34% of income before income taxes for the three months and six months ended September
30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as at September 30, 1998, totaled $828,795, a decrease of $14,064 from working capital of $842,859 as at March 31, 1998. Cash provided by operations totaled $188,541 for the six months ended September 30, 1998, compared to $592,010 for the six months ended September 30, 1997. The primary reasons for the decrease in cash provided from operations were an increase in accounts receivable and the timing of payments of certain liabilities. Cash used to repay indebtedness totaled $234,585 for the six months ended September 30, 1998.

     Cash used to acquire assets totaled $443,190 for the six months ended September 30, 1998, primarily for the acquisition of equipment for and improvements to the Company's existing restaurants.

     The Company believes that the cash and cash equivalents on hand as at September 30, 1998, together with funds provided by operations, will be sufficient to fund the Company's continuing operations.

Change in Control.

As previously reported in a Schedule 13D filing dated September 3, 1998, CBW Inc. ("CBW"), a corporation incorporated under the laws of the State of Oregon, acquired, in a private transaction, 705,000 shares (the "Shares") of common stock (the "Common Stock") in the Company (representing approximately 53.8% of the total number of shares issued and outstanding), from Anita Goldberg and Rudolph Mazurosky ("Sellers") on August 25, 1998 (the "Transaction"). The consideration paid by CBW for the Shares was $4,504,950. CBW's financing for its acquisition of the Shares was drawn from two sources: (1) $600,000 from the purchase by Thomas Connor and Donald Woolley of shares representing 25% of the issued and outstanding common stock of CBW and (2) $3,904,950 from a loan to CBW by Eagle's View Management Company, Inc. ("EVM"). EVM is affiliated with Donald Woolley and members of his family. The loan from EVM is for a total of $4,000,000, matures in 21 months, bears interest at 12% per annum for the first 15 months of the loan and 15% thereafter, and is secured by a pledge of the Shares, personal guaranties by all but one of CBW's shareholders, and a pledge of all outstanding shares of common stock of CBW.

In connection with the acquisition of the Shares, the Company's Board of Directors named Thomas Connor ("Connor"), Bruce Davis ("Davis"), Corydon Jensen ("Jensen"), William Service ("Service), and Donald Woolley ("Woolley") as directors and appointed Service as Chief Executive Officer, Davis as President, and Jerry Scott as Vice President. These individuals (other than Jerry Scott) currently occupy analogous positions with CBW. Two directors not connected with CBW remain on the Company's Board of Directors, Anita Goldberg (the former President of the Company) and Paul Welch (a Company franchisee). The Board of Directors is currently actively seeking another director independent of CBW who would replace Anita Goldberg as a director.


                             AMOUNT AND NATURE OF        PERCENT
     Name                    BENEFICIAL OWNERSHIP        OF CLASS
                             (1)
CBW Inc.                705,000                     53.8%
Bruce Davis, President  705,400 (2)                 53.8%
and Director of CBW
William Service, Chief  705,400(2)                  53.8%
Executive Officer and
Director of CBW
Corydon Jensen,         705,000(2)                  53.8%
Director and Executive
Officer of CBW
Thomas Connor,          705,000(2)                  53.8%
Director of CBW
Donald Woolley,         705,000(2)                  53.8%
Director of CBW
Linda Bolton, Director  705,000(2)                  53.8%
of CBW
All directors and       705,800(2)                  53.8%
executive officers as
a group (as of May 20,
1998, giving
retroactive effect to
the completion of the
Transaction)


(1) Unless otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2) Includes indirect beneficial ownership of 705,000 shares of Common Stock owned by CBW. Each of these individuals disclaims beneficial ownership of shares of Common Stock owned by CBW.

CBW acquired the Shares pursuant to a Stock Purchase Agreement attached as Exhibit 1 to the Schedule 13D filing (all references to Exhibits 1-9 incorporate corresponding exhibits in the
Schedule 13D filing). The Company, CBW, and Sellers are the parties to a Shareholder Agreement, dated as of August 21, 1998 and attached as Exhibit 2 (the "Shareholder Agreement"). Under the Shareholder Agreement, CBW is required to use its best efforts to identify and recruit independent directors and to vote its shares in order that the greater of (1) 25% of the members of the Board of Directors or (2) two of such members, are independent directors. The Shareholder Agreement contains a definition of "independent director." The Shareholder Agreement also calls on CBW to use its best efforts to cause the Board of Directors to form audit and compensation committees, the majority of the members of each of which shall be independent directors. The Shareholder Agreement also provides for certain amendments to the Company's Bylaws to require independent director approval of various transactions, including all transactions between the Company and CBW or CBW's affiliates, and to prescribe the duties of the audit and compensation committees. In addition, the Shareholder Agreement includes certain indemnities of the Company by Sellers and CBW with respect to the Transaction. CBW has obtained a loan in the amount of $4 million from EVM, an affiliate of Woolley, who is a director of the Company and of CBW pursuant to an Amended and Restated Loan Agreement attached (with pertinent exhibits) as Exhibit 3. The loan from EVM matures in 21 months, bears interest at 12% per annum for the first 15 months of the loan and 15% thereafter, and is secured by a pledge of the Shares, joint and several personal guaranties by all but one of CBW's shareholders, and a pledge of all outstanding shares of common stock of CBW. In the event of a merger between the Company and CBW, the loan would be secured by the assets of the Company, rather than the collateral that currently secures the loan. EVM has agreed to subordinate its loan to up to $3.4 million of first-priority financing in the event of a merger between the Company and CBW and a concurrent or subsequent refinancing of the Company's debt. If the Company elects to pursue such a refinancing, EVM will be granted the first opportunity to fund the refinancing. If there is a default under the loan following a merger between the Company and CBW, EVM has the right to convert to the balance owing to Common Stock at a conversion price based on the trading price of the Common Stock for the period immediately preceding the default. Under the terms of the loan, Davis and Service are required to remain actively engaged in the management of the borrower. CBW also acquired $600,000 in funding for the Transaction in connection with the purchase of shares of common stock in CBW pursuant to a Stock Purchase Agreement attached as Exhibit 4. In connection with the personal guaranty by Linda Bolton of the EVM loan, Davis, Jensen, and Service have agreed, jointly and severally, to reimburse Linda Bolton for any liability she may incur under the guaranty in excess of her proportionate share of the guaranty liability based on her relative shareholdings in CBW pursuant to a letter agreement attached as Exhibit 5. Under a Share Transfer Agreement among CBW and its shareholders, as amended, attached as Exhibit 8 (the "Share Transfer Agreement"), each shareholder is required to reimburse any other shareholder that is liable under a guaranty of CBW's obligations in proportion to their relative shareholdings in CBW. This reimbursement obligation is secured by a pledge of each shareholder's shares in CBW. The Share Transfer Agreement also includes a right of first refusal with respect to proposed transfers of shares of CBW. The Share Transfer Agreement provides that it will apply equally to any shares of the Company that may be acquired by shareholders of CBW in the event of a merger between CBW and the Company.

In connection with the acquisition by Connor and Woolley of shares of common stock of CBW, two companies affiliated with CBW that are engaged in the same business as CBW, Oregon Food Management, Inc. and Jaspers Food Management, Inc., agreed that they would limit the expansion of their existing business pursuant to a letter agreement attached as Exhibit 6. The shareholders of CBW are parties to an Owner and Voting Agreement, as amended, attached as Exhibit 7 (the "Owner and Voting Agreement"). The Owner and Voting Agreement contains various provisions relating to the election of CBW directors. In addition, the Owner and Voting Agreement requires the shareholders of CBW to vote in favor of such transaction if a merger of the Company and CBW that satisfies certain conditions is proposed and, in the event of such a merger, calls on the shareholders to vote any shares of Common Stock that they may receive in the merger such that (1) Connor, Davis, Jensen, Service, and Woolley are elected to the Board of Directors of the Company, as well as such other persons as 80% of these directors may designate, (2) none of these directors is removed from the Board of Directors without cause, and (3) the number of directors of the Company does not exceed eight. In addition, the shareholders of CBW other than Connor and Woolley may enter into a voting trust in the event of a merger between the Company and CBW under which Davis, Jensen, and Service would serve as voting trustees.

CBW's stated purpose in acquiring the Shares is to build on the Company's strong product and reputation and pursue both internal and external growth opportunities. The initial focus of the new management will be on improving the growth of Company-owned restaurants. In particular, new management will seek opportunities to increase food and beverage sales and margins at Company-owned locations, although no assurances can be given that these efforts will result in positive growth of sales and attendant margins. The new management's efforts in attaining those particular goals are expected to include (1) assessing the usability and/or viability of an improved incentive compensation program with general managers that would maximize employer/employee goal congruence by tying higher compensation with higher restaurant earnings, (2) exploring menu pricing strategies with a view to revamping these where necessary, (3) evaluating opportunities to expand the daytime and evening trade,
(4) evaluating the addition of grill capacity to accommodate higher weekend business, and (5) seeking to increase the video lottery revenues at the Company-owned locations in Oregon, including possibly adding video lottery terminal capacity to the Albany and Beaverton locations. With respect to external growth, the new management team expects to focus initially on expanding market presence in the Pacific Northwest, where it believes the Company enjoys its strongest name identification. Management will also consider exploring new franchising opportunities, possibly including a smaller, less capital-intensive Elmer's footprint, although no assurances can be given that this will occur. The new Company management team is actively evaluating several acquisition opportunities. An Elmer's franchisee has expressed interest in selling his restaurant. The Company has a first right of refusal and is currently in discussions with the franchisee regarding this sale. Management is also exploring the acquisition of restaurant properties in Oregon located in attractive markets along the Interstate 5 corridor which are currently not served by the Company. Although no assurances can be given, the new Management believes that the purchase and retrofit of these establishments could be less costly than building a new facility and could offer significant revenue and earnings growth. Management hopes to actively explore the acquisition of several non-Elmer's restaurant chains that would be managed as separate operating divisions.

The failure of the Company to execute such a strategy may lead to decreased or static market share, or brand loyalty, which may have a material adverse effect on the Company's business, results of operations, financial condition and prospects. Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing businesses, the inability of management to maximize the financial and strategic position of the combined companies through the successful incorporation into the Company's businesses, expenses associated with the transactions, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions.

Further, no assurance can be given that if any acquisition(s) occurs, that such an acquisition will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's businesses. If the Company proceeds with additional significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company were to consummate one or more acquisitions in which the consideration consisted of stock, stockholders of the Company could suffer dilution of their interests in the Company.

     The new management team also intends to consider whether the Company should institute an employee stock option plan. The Company formerly adopted a stock option plan, but the plan lapsed at the end of its initial year term. The new management believes that adoption of a stock option plan may benefit the Company by providing incentives to Company personnel to improve performance.

Impact of the Year 2000 Issue:

     As a result of computer software programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000 ("Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Company determined that it will be required to replace portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with replacement of portions of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such replacements are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves four phases; assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems would not be affected. The only affected systems would be the accounts payable and general ledger applications.

     For its information technology exposures, to date the Company is 100% complete on the assessment and remediation, and 90% complete on the testing and implementation of its information technology systems. The Company expects to complete the remaining 10% of testing and implementation of replacement software and hardware no later than June, 1999. These arrangements are designed to minimize disruptions caused by the Year 2000 Issue, and the effect on operations is not determinable.

     With respect to third parties, at this time the only direct interface is with the payroll vendor. The Company has been assured that the payroll vendor's system is in compliance with the Year 2000 Issue. The Company has queried its important suppliers that do not involve system interface. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. The Company has no means of ensuring that these vendors will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The effects of non-compliance by third parties where no system interface exists is not determinable.

     The Company has utilized both internal and external resources to implement the software and hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $325,000 and is being funded through operating cash flows. Three years ago the Company contracted to have a Point of Sale (POS) software program written for the eleven Company-owned restaurants and as of August 1998, the new system has been installed in all the Company-owned restaurants. The cost incurred for the POS system and installation was approximately $275,000 which has been capitalized for new systems and equipment. The Company's assessment and remediation for the Company's headquarters is 100% complete. The Company's headquarters has purchased 75% of the equipment needed o implement a new general ledger and accounts payable application. The cost incurred to date has been approximately $14,000 for the hardware and base operating systems. The Company estimates the remaining project costs to be approximately $36,000, which are attributable to the purchase of software and the remaining hardware. All such costs will be capitalized.

     The Company's plan to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area and similar uncertainties.

Item 5.  Other Information

     In accordance with amendments adopted on May 21, 1998, to Rule 14a-4 under the Securities and Exchange Act of 1934, as amended, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after May 1, 1999 (45 days prior to the month and date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive office of the Company no later than February 5, 1999.

Item. 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits. Exhibits required to be attached by Item
601 of Regulation S-K are listed in the Index to Exhibits on page
11 of this Form 10-Q, and are incorporated herein by this reference.

          (b)  Reports on Form 8-K

               None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1998           ELMER'S RESTAURANTS, INC.


                                   By__/s/ Bruce Davis______
                                   Bruce Davis, President




                                   By__/s/ William Service___
                                   William Service, CEO

                          EXHIBIT INDEX

Exhibit                                            Sequential
No.        Description                             Page No.

3(i) * Restated Articles of Incorporation of the Company
(Incorporated herein by reference from Exhibit No. 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31,
1988.)

3(ii) * By-Laws of the Company, as amended. (Incorporated herein by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended March 31, 1990.)

MATERIAL CONTRACTS

10(i)(a) * Stock Purchase Agreement, dated as of July 9, 1998, between Anita Goldberg and Rudolph Mazurosky and CBW Inc.
(Incorporated herein by reference from Exhibit 1 of the Schedule
13D filing dated September 3, 1998.)

10(i)(a) * Shareholder Agreement, dated as of August 21, 1998, among Elmer's Restaurants, Inc., CBW Inc., Anita Goldberg, and
Rudolph Mazurosky. (Incorporated herein by reference from Exhibit
2 of the Schedule 13D filing dated September 3, 1998.)

10(i)(a) * Amended and Restated Loan Agreement, dated as of
August 24, 1998, between CBW Inc. and Eagle's View Management
Company, Inc. (Incorporated herein by reference from Exhibit 3 of the Schedule 13D filing dated September 3, 1998.)

10(i)(a) * Stock Purchase Agreement, dated as of July 9, 1998, between CBW Inc. and Thomas Connor and Donald Woolley.
(Incorporated herein by reference from Exhibit 4 of the Schedule
13D filing dated September 3, 1998.)

10(i)(a) * Letter to Linda Bolton, dated as of August 25, 1998, from Bruce Davis, Corydon Jensen, and William Service.
(Incorporated herein by reference from Exhibit 5 of the Schedule
13D filing dated September 3, 1998.)

10(i)(a) * Letter to Thomas Connor and Donald Woolley, dated as of August 25, 1998, from Jaspers Food Management, Inc. and Oregon Food Management, Inc. (Incorporated herein by reference from Exhibit 6 of the Schedule 13D filing dated September 3, 1998.)

10(i)(a) * Owner and Voting Agreement, dated as of May 22, 1997, among various parties, as amended by a First Amendment to Owner and Voting Agreement, dated as of July 9, 1998. (Incorporated herein by reference from Exhibit 7 of the Schedule 13D filing dated September 3, 1998.)

10(i)(a) * Share Transfer Agreement, dated as of May 22, 1997, among various parties, as amended by a First Amendment to Share Transfer Agreement, dated as of August 25, 1998. (Incorporated herein by reference from Exhibit 8 of the Schedule 13D filing dated September 3, 1998.)

10(i)(a) * Agreement dated as of September 3, 1998 among CBW
Inc., Bruce N. Davis, William W. Service, Corydon H. Jensen,
Thomas C. Connor, Donald Woolley, and Linda E. Bolton.
(Incorporated herein by reference from Exhibit 9 of the Schedule
13D filing dated September 3, 1998.)

27.1      Financial Data Schedule

ELMER'S RESTAURANTS, INC.        10Q DATA
FINANCIAL DATA SCHEDULE

PERIOD TYPE                      SIX MOS
QUARTER END                      SEP-30-1998
PERIOD START                     APR-01-1998
PERIOD END                       SEP-30-1997
CASH                               1,437,712
SECURITIES                         ---------
RECEIVABLES                          289,768
ALLOWANCES                           (5,000)
INVENTORY                            215,086
CURRENT ASSETS                     2,096,877
FF&E                              12,368,650
DEPRECIATION                       7,558,833
TOTAL ASSETS                       7,930,862
CURRENT LIABILITIES                1,268,082
BONDS, MTGS                        2,842,532
COMMON                             1,417,034
PREFERRED MANDATORY                ---------
PREFERRED                          ---------
OTHER SE                           2,363,213
TOTAL LIABILITY AND EQUITY         7,930,862
SALES                              7,943,485
TOTAL REVENUES                     8,401.857
CGS                                4,915,932
TOTAL COSTS                        7,909,451
OTHER EXPENSES                     ---------
LOSS PREVENTION                    ---------
INTEREST EXPENSE                     151,427
INCOME PRETAX                        413,501
INCOME TAX                           140,590
INCOME CONTINUING                    272,911
DISCOUNTED                         ---------
EXTRAORDINARY
CHANGES                            ---------
NET INCOME                           272,911
EPS PRIMARY                             0.21
EPS DILUTED                              .21