Form 10-Q
period 1998-12-31
ELMERS RESTAURANTS INC
filed 1999-02-16
CIK 771214

27                      0187431.01
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED DECEMBER 31, 1998 OR

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

     Number of shares of Common Stock outstanding at February 4, 1999: 1,311,109

                    ELMER'S RESTAURANTS, INC.

                              INDEX
                                                             Page
                                                           Number

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets,             1
           December 31, 1998 (Unaudited) and
           March 31, 1998

          Condensed Consolidated Statements of Income,        2
           nine months and three months ended December 31, 1998, and 1997 (Unaudited)

          Condensed Consolidated Statements of Cash Flows,    3
           nine months ended December 31, 1998 and 1997
           (Unaudited)

          Note to Condensed Consolidated Financial         4
          Statements (Unaudited)

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    5-11


PART II.  OTHER INFORMATION AND SIGNATURES

 Item 5.   Other Information                                  12

 Item 6.   Exhibits and Reports on Form 8-K                   12

           Signatures                                         12

                    ELMER'S RESTAURANTS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                              December 31, 1998   March 31, 1998
ASSETS                        (Unaudited)

Cash and cash equivalents     $1,582,099          $1,875,136
Accounts receivable              224,435             140,717
Note receivable-current
portion                           81,033              81,033
Inventories                      223,651             216,537
Prepaid expenses and deposits    174,634             101,425
                              ----------          ----------

  Total current assets         2,285,852           2,414,848

Property, buildings and
equipment - net                4,723,208           4,696,507
Intangible assets - net          917,651             973,643
Note receivable -
long-term portion                  8,384              16,709
Other assets                      73,087              78,903
                              ----------          ----------

  Total assets                $8,008,182          $8,180,610
                              ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable -
current portion               $  218,625          $  405,266
Accounts payable                 602,649             612,107
Accrued payroll and
related taxes                    180,842             311,782
Accrued expenses                  31,750              47,447
Accrued income taxes              55,955             195,387
                              ----------          ----------
  Total current liabilities    1,089,821           1,571,989

Notes payable
long-term portion              2,913,519           3,061,284
Deferred income taxes             40,000              40,000
                              ----------          ----------

  Total liabilities            4,043,340           4,673,273

Common stock                   1,417,034           1,417,034
Retained earnings              2,547,808           2,090,303
                              ----------          ----------

  Total shareholders' equity   3,964,842           3,507,337
                              ---------           ----------

  Total liabilities and
  shareholders' equity        $8,008,182          $8,180,610
                              ==========          ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               (1)

                    ELMER'S RESTAURANTS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                 Nine Months                Three Months
                    Ended                      Ended
                 December 31,               December 31,
               1998         1997          1998         1997
REVENUES:
Restaurant
sales          $12,084,978  $11,848,973   $4,141,493   $4,010,364

Franchise
operations         486,493      498,208      151,597      172,039
Lottery            194,362      124,381       70,886       54,367
               -----------  -----------   ----------   ----------

                12,765,833   12,471,562    4,363,976    4,236,770
               -----------  -----------   ----------   ----------

COSTS AND EXPENSES:
Cost of restaurant sales
  Food and
  beverage       3,236,108   3,225,503     1,093,058    1,094,894
  Labor and
  related        4,204,747   4,019,324     1,431,865    1,361,204
Occupancy
costs              771,050     748,825       267,961      252,129
Depreciation and
amortization       528,149     490,707       174,723      163,569
General and
administrative
expenses         3,206,218   3,074,218     1,069,213    1,052,639
               -----------  ----------    ----------   ----------

                11,946,272  11,558,577     4,036,820    3,924,435
               -----------  ----------    ----------   ----------

INCOME FROM OPERATIONS
BEFORE OTHER INCOME
(EXPENSE)          819,561     912,985       327,156      312,335

OTHER INCOME (EXPENSE):
Interest and
other income        44,597      49,779         7,782       16,885
Interest
expense           <206,635>   <248,652>      <55,208>     <80,234>
Gain on disposition
of assets           35,732                        25
               -----------  ----------    ----------   ----------

Income before
income taxes       693,255     714,112       279,755      248,986

Provision for
income taxes      <235,750>   <242,800>      <95,160>     <84,650>
               -----------  ----------    ----------   ----------

NET INCOME        $457,505    $471,312       184,595     $164,336
               ===========  ==========    ==========   ==========

PER SHARE DATA:
Net income     $      0.35  $     0.34    $     0.14   $     0.12
               ===========  ==========    ==========   ==========

Weighted average number
of common shares
outstanding      1,311,109    1,404,686     1,311,109   1,404,686
               ===========  ===========   ===========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                               (2)

                    ELMER'S RESTAURANTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                       Nine Months Ended
                                          December 31,
                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  457,505     $ 471,312
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                           468,691       424,125
    Amortization                            59,458        66,582
    Gain on disposition of assets          <35,732>
  Changes in assets and liabilities:
    Receivables                            <75,393>      <10,383>
    Inventories                             <7,114>      <27,721>
    Prepaid expenses                        <73,209>     <46,046>
    Accounts payable                       <156,095>     164,120
    Accrued income taxes                   <139,432>     163,185
                                        -----------    ---------

      Net cash provided by
      operating activities                  498,679    1,205,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property,
buildings and equipment                    <522,171>    <430,841>
Proceeds from sale of assets                 62,511
                                        -----------    ---------

Net cash used by investing activities      <459,660>    <430,841>
                                        -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other non-current assets        2,350       <4,137>
Payments on notes payable                  <334,406>    <380,380>
Repurchase of common stock                               <56,875>
                                        -----------    ---------

  Net cash used in financing activities    <332,056>    <441,392>

  Net increase (decrease) in cash
  and cash equivalents                     <293,037>     332,941

Cash and cash equivalents,
beginning of period                      1,875,136     1,678,876
                                        ----------     ---------

Cash and cash equivalents,
end of period                           $1,582,099     $2,011,817
                                        ==========     ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

  Interest                              $  206,635     $  248,652
                                        ==========     ==========

  Income taxes                          $  375,182     $   98,781
                                        ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                               (3)
                    ELMER'S RESTAURANTS, INC.

       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc., (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 1998, balance sheet was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 1998, 1997 and 1996, respectively, included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     The results of operations for the nine months ended December
31, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999, or any other future interim report.

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

     The Company has also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which may change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customer.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results or operations.

                               (4)
                    ELMER'S RESTAURANTS, INC.
              MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements.


RESULTS OF OPERATIONS

Revenues

     Revenues increased $127,206 (3.0%) and $294,271 (2.4%) for the three months and nine months ended December 31, 1998, respectively, compared to the corresponding periods for fiscal 1998. These increases resulted primarily from a $131,129 (3.3%) and a $236,005 (2.0%) increase in revenues from restaurant sales and $16,519 (30.4%) and $69,981 (56.3%) net revenues from the lottery for the three months and nine months ended December 31, 1998, respectively, compared to the corresponding periods of fiscal 1998. Revenues from the franchise operations decreased $20,442 (11.9%) and $11,715 (2.4%) for the three months and nine months ended December 31, 1998, respectively, compared to the corresponding periods of fiscal 1998, due primarily to a decrease of supply sales.

Cost and Expenses

     Costs and expenses increased $112,385 (2.9%) and $387,695 (3.4%) for the three months and nine months ended December 31, 1998, respectively compared to the corresponding periods of fiscal 1998, primarily due to increased costs related to the operation of the Company-owned restaurants and increased general and administrative expenses. Food and beverage costs of restaurant sales decreased $1,836 (0.2%) and $10,605 (3.3%), respectively, for the three and nine months ended December 31, 1998, respectively, compared to the corresponding periods of fiscal 1998. As a percentage of restaurant sales, food and beverage costs were 26.4% and 26.8% for the three months and nine months ended December 31, 1998, respectively, compared to 27.3% and 27.2% for the three months and nine months ended December 31, 1997, respectively. Labor and labor-related costs of restaurants sales increased $70,661 (5.2%) and $185,423 (4.6%) for the three months and nine months ended December 31, 1998, respectively, compared to the corresponding periods of fiscal 1998. As a percentage of restaurant sales, the labor and labor related costs were 34.6% and 34.8% for the three months and nine months ended December 31, 1998, respectively, compared to 33.9% for the three months and nine months ended December 31, 1997, respectively, due primarily to increased federal and state minimum wage rates. Occupancy costs increased $15,832 (6.3%) and $22,225 (3.0%) for the three months and nine months ended December 31, 1998, respectively, compared to the three months and nine months ended December 30, 1997, due primarily to increased lottery revenues included in percentage leases. Depreciation and amortization increased $11,154 (6.8%) and $37,442 (7.6%) for the three months and nine months ended December 31, 1998, respectively, compared to the

                               (5)
corresponding periods of fiscal 1998, due to the acquisition of equipment for and improvements to the Company's existing restaurants. General and administrative expenses as a percentage of revenues were 24.5% and 25.1% for the three months and nine months ended December 31, 1998, respectively, compared to 24.8% and 24.6% for the same periods of fiscal 1998, primarily due to increased operating expenses and administrative wage increases in the Company-owned restaurants.

Income from Operations

     Income from operations for the three months and nine months ended December 31, 1998, respectively, increased $14,821 (4.7%) and decreased $93,424 (10.2%), respectively, compared to the corresponding periods of fiscal 1998, due to increased operating expenses of the Company-owned restaurants as described above.

Other Income and Expenses

     Other income decreased $9,103 (53.9%) and $5,182 (10.4%) for the three months and nine months ended December 31, 1998, respectively, compared to the same periods of fiscal 1998, due primarily to the use of cash to reduce principal debt during the three months ended December 31, 1998. Interest expense decreased $25,026 (31.2%) and $42,017 (16.9%) for the three months and nine months ended December 31, 1998, respectively, due primarily to the use of cash for reduction of the principal balance of outstanding debt. The gain on disposition of assets was $35,732, for the nine months ended December 31, 1998, and was primarily due to the sale of Company-owned automobiles.

Income Taxes

     The Company's income tax rate was approximately 34% of income, before income taxes, for the three months and nine months ended December 31, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at December 31, 1998, totaled $1,196,031, an increase of $353,172 from working capital of $842,859 at March 31, 1998. Cash provided by operations totaled $498,679 for the nine months ended December 31, 1998, compared to $1,205,174 for the nine months ended December 31, 1997. The primary reasons for the decrease in cash provided from operations were increases in accounts receivable, inventories and prepaid expenses and decreases in accounts payable, accrued expenses and accrued income taxes. Cash used to repay indebtedness totaled $334,406 for the nine months ended December 31, 1998.

     Cash used to acquire assets totaled $522,171 for the nine months ended December 31, 1998, primarily for the acquisition of equipment for and improvements to the Company's existing restaurants.

     The Company believes that the cash and cash equivalents on hand at December 31, 1998, together with funds provided by operations, will be sufficient to fund the Company's continuing operations.

                               (6)


                               (7)

                               (8)
     Management remains focused on building the Company's strong product and reputation while pursuing both internal and external growth opportunities. The initial focus of management is on improving the growth of Company-owned restaurants. In particular, management will continue to seek opportunities to increase food and beverage sales and margins at Company-owned locations, although no assurances can be given that these efforts will result in positive growth of sales and attendant margins. Management's continuing efforts in attaining these particular goals are expected to include (1) assessing the usability and/or viability of an improved incentive compensation program with general managers that would maximize employer/employee goal congruence by tying higher compensation with higher restaurant earnings, (2) exploring menu pricing strategies with a view to revamping these where necessary, (3) evaluating opportunities to expand the daytime and evening trade, (4) evaluating the addition of grill capacity to accommodate higher weekend business, and (5) seeking to increase the video lottery revenues at the Company-owned locations in Oregon, including possibly adding video lottery terminal capacity to the Albany and Beaverton locations. With respect to external growth, management expects to focus initially on expanding market presence in the Pacific Northwest, where it believes the Company enjoys its strongest name identification. Management will also continue to consider exploring new franchising opportunities, possibly including a smaller, less capital-intensive Elmer's footprint, although no assurances can be given that this will occur. Management continues to actively evaluate several acquisition opportunities. Management is also exploring the acquisition of restaurant properties in Oregon, located in attractive markets along the Interstate 5 corridor, which are currently not served by the Company. Although no assurances can be given, Management believes that the

                               (9)

purchase and retrofit of these establishments could be less costly than building a new facility and could offer significant revenues and earnings growth. Management is actively exploring the acquisition of several non-Elmer's restaurant chains that would be managed as separate operating divisions.

     The failure of the Company to execute such a strategy may lead to decreased or static market share, or brand loyalty, which may have a material adverse effect of the Company's business, results of operations, financial condition and prospects. Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing businesses, the inability of management to maximize the financial and strategic position of the combined companies through the successful incorporation into the Company's businesses, expenses associated with the transactions, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions.

     Further, no assurance can be given that if any acquisition occurs, that such an acquisition will not be material and adversely affect the Company or that any such acquisitions will be successful in enhancing the Company's businesses. If the Company proceeds with additional significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company were to consummate one or more acquisitions in which the consideration consisted of stock, stockholders of the Company could suffer dilution of their interests in the Company.

     Management also intends to continue active consideration as to whether the Company should institute an employee stock option plan. The Company formerly adopted a stock option plan, but the plan lapsed at the end of its initial year term. Management believes that adoption of a stock option plan may benefit the Company by providing incentives to Company personnel to improve performance.

Impact of the Year 2000 Issue

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

     Based on recent assessments, the Company determined that it would be required to replace portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with replacement of portions of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such replacements are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

                              (10)
     The Company's plan to resolve the Year 2000 Issue involves four phases; assessment, remediation, testing and implementation. To date the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems would not be affected. The only affected systems would be the accounts payable and general ledger applications.

     For its information technology exposures, to date the Company is 100% complete on the assessment and remediation, and 90% complete on the testing and implementation on its information technology systems. The Company expects to complete the remaining 10% of testing and implementation of replacement software and hardware no later than June 1999. These arrangements are designed to minimize disruptions caused by the Year 2000 Issue, and the effect on operations is, as yet, not determinable.

     With respect to third parties, at this time the only direct interface is with the payroll vendor. The Company has been assured by the payroll vendor that the Company's payroll system is in compliance with the Year 2000 Issue. The Company has queried its important suppliers that do not involve system interface. To date, the Company has not been appraised and/or is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. The Company has no means of ensuring that these vendors will be Year 2000 ready.
The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The affect for non-compliance by third parties where no system interface exists is, as yet, not determinable.

     The Company has utilized both internal and external resources to implement the software and hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $325,000 and is being funded through operating cash flows. In 1995, the Company contracted to have a Point of Sale
(POS) software program written for the eleven Company-owned restaurants and, as of August 1998, the new system has been installed in all the Company-owned restaurants. The cost incurred for the POS system and installation was approximately $275,000, which has been capitalized for new systems and equipment. The Company's assessment and remediation for the Company's headquarters is 100% complete. The Company's headquarters has purchased 75% of the equipment needed to implement a new general ledger and accounts payable application. The cost incurred to date has been approximately $14,000 for the hardware and base operating systems. The Company estimates the remaining project costs, to be approximately $36,000, which are attributable to the purchase of software and the remaining hardware. All such costs will be capitalized.

     The Company's plan to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those plans. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area and similar uncertainties.

                              (11)

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

     Effective December 29, 1998, Anita Goldberg resigned her position on the Company's Board of Directors without any disagreements, and the Board voted to appoint, as her replacement, Richard Williams (who currently occupies the position of Chairman of Centennial Bancorp).

Item. 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.  Exhibits required to be attached by
Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-Q, and are incorporated herein by this reference.

          (b)  Reports on Form 8-K

               None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 12, 1999                ELMER'S RESTAURANTS, INC.


                                 By__/s/ Bruce Davis____________
                                 Bruce Davis, President



                                 By__/s/ William Service________
                                 William Service, CEO





                              (12)
                          EXHIBIT INDEX


Exhibit                                           Sequential
  No.               Description                   Page No.

  27           Financial Data Schedule                 15

3 (i)  *  Restated Articles of Incorporation of the Company
(Incorporated herein by reference from Exhibit No. 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31,
1988.)

3 (ii) * By-Laws of the Company, as amended. (Incorporated herein by reference from Exhibit 3.2 of the Company's Annual
Report on Form 10-K for the year ended March 31, 1990.)


                              (13)

                              (14)

ELMER'S RESTAURANTS, INC.               10Q DATA
FINANCIAL DATA SCHEDULE

PERIOD TYPE                   NINE MOS
QUARTER END                   DEC-31-1998
PERIOD START                  APR-01-1998
PERIOD END                    DEC-31-1998
CASH                           1,582,099
SECURITIES                         -
RECEIVABLES                      310,468
ALLOWANCES                        (5,000)
INVENTORY                        223,651
CURRENT ASSETS                 2,285,852
FF&E                          12,468,690
DEPRECIATION                   7,713,482
TOTAL ASSETS                   8,008,182
CURRENT LIABILITIES            1,089,821
BONDS, MTGS                    2,913,519
COMMON                         1,417,034
PREFERRED MANDATORY                -
PREFERRED                          -
OTHER SE                       2,547,808
TOTAL LIABILITY AND EQUITY     8,008,182
SALES                         12,084,978
TOTAL REVENUES                12,765,833
CGS                            7,440,855
TOTAL COSTS                   11,946,272
OTHER EXPENSES                     -
LOSS PREVENTION                    -
INTEREST EXPENSE                 206,635
INCOME PRETAX                    693,255
INCOME TAX                       235,750
INCOME CONTINUING                457,505
DISCOUNTED                         -
EXTRAORDINARY                      -
CHANGES                            -
NET INCOME                       457,505
EPS PRIMARY                         0.35
EPS DILUTED                         0.35





                              (15)