Form 10-K
period 1999-03-31
ELMERS RESTAURANTS INC
filed 1999-06-30
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended March 31, 1999 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to
                        _________________

                 Commission file number 0-14837

                    ELMER'S RESTAURANTS, INC.
     (Exact name of registrant as specified in its charter)

    OREGON                          ___________           93-
0836824
(State or other jurisdiction of                           (I.R.S.
Employer
incorporation or organization)
Identification No.)

     11802 S.E. Stark St.
     Portland, Oregon                    97216        (503) 252-
1485
(Address of principal executive offices) (Zip Code)
(Registrant's telephone
                                                      number,
including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, no par value
                           ___________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Aggregate market value of Common Stock held by nonaffiliates of the Registrant at June 10, 1999: $____________
For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at June 10, 1999:
1,586,229

               Documents Incorporated by Reference
                                           Part of Form 10-K into
     Document                              which incorporated
     --------                              ----------------------

Proxy Statement for 1999 Annual Meeting
of Shareholders                            Part III

                        TABLE OF CONTENTS

Item of Form 10-K                                           Page

PART I......................................................  1

     Item 1.     Business...................................  1
     Item 2.     Properties................................  11
     Item 3.     Legal Proceedings.........................  13
     Item 4.     Submission of Matters to a Vote
                 of Security Holders.......................  13
     Item 4(a).  Executive Officers of the Registrant......  13

PART II....................................................  14

     Item 5.     Market for the Registrant's Common Equity
                 and Related Stockholder Matters...........  14
     Item 6.     Selected Financial Data...................  16
     Item 7.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                  ..............  17
     Item 8.     Financial Statements and Supplementary
                 Data......................................  25
     Item 9.     Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure................................  26

PART III...................................................  26

     Item 10.    Directors and Executive Officers of the
                 Registrant................................  26
     Item 11.    Executive Compensation....................  26
     Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management.....................  26
     Item 13.    Certain Relationships and Related
                 Transactions..............................  26

PART IV....................................................  12

     Item 14.     Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K.......  27

SIGNATURES.................................................. 33

                             PART I

Item 1.        Business

General

     The Company, located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake & Steak House" and an operator of delicatessen restaurants under the names "Ashley's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company now owns and operates 11 Elmer's restaurants and franchises 18 Elmer's restaurants in six western states. The Company reports on a fiscal year commencing April 1 and ending March 31 of the following year.

Business Segment

     The Company primarily operates in one business segment, viz., restaurant operations. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for the Company's business segment for fiscal 1999 is contained herein by reference to the Company's consolidated financial statements.

     Company-owned Elmer's restaurants are located in the Delta Park section of Portland, Oregon; Beaverton, Gresham, Hillsboro, Medford, Albany and Grants Pass, Oregon; Palm Springs, California; Boise, Idaho; and Tacoma and Lynnwood, Washington. The Company acquired five Ashley's restaurants on February 18, 1999. Two Ashley's are located in Bend, two are in Springfield, and one is in Eugene, Oregon. The Company acquired four Richard's Deli and Pub restaurants on March 31, 1999. Richard's are located in Tigard, Aloha and two in Hillsboro, Oregon.

Recent Acquisitions and Developments

Effective February 18, 1999, the Company merged with its majority shareholder CBW, Inc. ('CBW'), a closely held Oregon corporation, in a transaction in which the Company was the surviving corporation. CBW was the operator of five restaurants in Eugene, Springfield, and Bend, Oregon. In consideration for the issuance by the Company of 770,500 new shares of the Company's restricted stock to the CBW shareholders and the assumption of approximately $4 million in debt owed by CBW arising from CBW's acquisition of the controlling block of the Company's restricted common stock on August 25, 1998, the Company acquired all the stock and assets of CBW including CBW's wholly owned subsidiary, CBW Food Company, LLC (which by operation of merger is now the Company's wholly-owned subsidiary). The assets include five Ashley's delis operated by CBW and an option to purchase four Richards' delis operated by Grass Valley Ltd., Inc.

Each CBW shareholder received 144.4507 shares of the Company's restricted common stock for every CBW share owned. The shares of Company stock previously acquired by CBW, a total of 705,000 shares, were concurrently transferred to the Company and were canceled upon receipt thereof. In further consideration for the issuance and to secure various indemnification obligations of the CBW shareholders under the merger agreement, the Company and the individual CBW shareholders executed an escrow agreement pursuant to which 220,000 shares were placed in escrow for a period of one year from the date of closing of the merger transaction. The Company's primary source of financing for the acquisition consisted of $3.08 million from its principal lender bank, Wells Fargo Bank, N.A., the proceeds of which were applied to pay down $1.75 million of the assumed debt and approximately $1.48 million in other outstanding debt of the Company. The debt financing is secured by a grant of various security interests in the Company's assets as well as the issuance of continuing guaranties by two subsidiaries of the Company. The Company also used approximately $1,000,000 to pay down debt assumed in the transaction.

Effective March 31, 1999, Company executed a stock exchange agreement ("GVL Acquisition") with Grass Valley Ltd., Inc. ("GVL"), a closely held Oregon corporation, in a transaction in which the Company acquired 100% of the outstanding stock of GVL in consideration for the payment by the Company of the sum of $110,000 in cash and the issuance of 209,620 restricted shares of the Company's common stock to the GVL shareholders. GVL is now a wholly owned subsidiary of the Company.

GVL is the owner and operator of four restaurants in Hillsboro, Aloha, and Tigard, Oregon operating under the moniker of Richard's Deli and Pub. The first Richard's Deli and Pub was opened in August 1994 and all the restaurants are located in leased retail space. The Company plans to continue operations at all four locations in a substantially similar manner. The Company's Management believes that it can leverage the significant synergy that exists between the Richard's Deli and Pubs and Ashley's Deli operations while accruing potentially significant savings arising from the consolidation of back office functions.

Each GVL shareholder received 1048.1 restricted shares of the Company's common stock in exchange for each GVL share owned. The
Company's primary source of financing for the cash portion of the acquisition was from working capital.

The business combinations under the Merger and GVL Acquisition were accounted for under the purchase method. The Merger transaction was accounted for as a reverse acquisition as the shareholders of CBW received the larger portion (53.8%) of the voting interests in the combined enterprise. (See the Company's Consolidated Financial Statements incorporated herein for more details). Accordingly, CBW was considered the acquirer for accounting purposes and therefore, the Company's assets and liabilities were recorded based upon their fair market value. Management of the Company believes the Merger and GVL Acquisition created a company with over 20 restaurants systemwide, making it more competitive in the particular restaurant segments represented and allowing the crossover of product promotions, menu items, marketing strategies and restaurant images while generating likely opportunities for the development of several brands targeting different consumer segments. Management anticipates that the Merger and GVL Acquisition will also allow the Company to achieve administrative and operational efficiencies.

To the extent permitted by operating cash flow or external financing sources, the Company intends to focus future growth primarily in its existing markets of higher market penetration ("Core Markets") through strategic acquisitions, new restaurant openings or through other growth opportunities. The Company will also continue to seek to expand through existing and new franchisees. From time to time, the Company may close or sell restaurants or markets when determined by management and the Board of Directors to be in the best interests of the Company.

Elmer's Pancake & Steak House

     Restaurant Format and Menu. The Company franchises or operates a total of 29 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 8,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Thirteen of the restaurants have a lounge with seating capacity ranging from 15 to 75. The normal hours of operation are from 6 a.m. to 10 or 11 p.m. and to 12 midnight on weekends in some restaurants with lounges.

     Each restaurant offers full service, with a host or hostess to seat guests and handle payments, wait staff to take and serve orders, and additional personnel to clear and reset tables.

     The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes and other popular breakfast items. Each Elmer's restaurant makes all its batters and compotes from scratch and prepares its fruit sauces with fresh fruits when in season. The lunch menu includes soups made from scratch, salads, french dips, hamburgers and sandwiches. Customers at dinner may choose among steak, seafood, chicken, and, in most restaurants, filet mignon and prime rib.

     While most menu selections are standard to all Elmer's restaurants, restaurants in different areas include on their menus selections that appeal to local preferences. Breakfast and lunch selections generally range in price from $1.85 to $7.25; dinner selections generally range in price from $5.50 to $13.50. A special children's menu is offered in most restaurants.

Ashley's and Richard's Deli and Pub

     Restaurant Format and Menu. The Company operates a total of five Ashley's restaurants and four Richard's Delis and Pubs.
They are substantially similar in design, size and menu. Seven of the nine units are located in retail strip mall locations, one is in a food court in a major indoor mall, and one is a free standing building. They range in size from 1,000 to 2,200 square feet with seating capacities ranging from 15 to
30. A portion of the dining room is also used for the sale of Oregon lottery games. The normal hours of operation are from 7 a.m. to 10 p.m. and up to 2 a.m. for some restaurants or on weekends.

     Each restaurant offers deli-style hot and cold sandwiches, soups, salads, and desserts and has a catering department. The restaurants are approved retailers with the Oregon lottery and offer all lottery games. Meal selections generally range in price from $2.95 to $5.95. The catering operation offers small to medium size food service and event support for business meetings, outdoor barbecues, and special events.

     The above brands provide a vehicle for market penetration and unit growth, leveraging off the concept of broad appeal, quick-turn meals and emphasis on service. In a typical market, Ashley's restaurants and Richard's Delis and Pubs experience competition from either other moderately-priced, casual dining and walk-through restaurants or economy sandwich outlets. Ashley's and Richards' differentiate themselves from economy deli competitors by their full table and bar service, attentive wait staff, lottery games, entertaining atmosphere, distinctive decor and consistently high-quality meals.

Franchise Operations

     In addition to the acquisition and development of additional Company operated restaurants, the Company encourages the strategic development of franchised restaurants in its existing markets as well as potentially in certain additional states. The primary criteria considered by the Company in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating full-service restaurants. Under a franchise agreement, a franchisor grants to a franchisee the right to operate a business in a manner developed by the franchisor. The franchisee owns the franchised operation independently from the franchisor and, in effect, buys the right to use the franchisor's name, format, and operational procedures. Franchisees benefit from a common identification, standardized products, and the business reputation and services that a franchisor may provide, such as group advertising, management services, product enhancements, and group buying programs. The franchisor is able to capitalize on its business concept without, in many cases, having to invest substantial capital for expanded operations.

     Existing Franchisees. The existing franchise agreements grant to franchisees the right to operate an Elmer's restaurant in one specific location for 25 years, renewable generally for an additional 25-year period. When they entered into franchising agreements, the existing franchisees paid initial franchise fees of up to $25,000 plus additional fees of up to $10,000 if the restaurant had a lounge serving alcoholic beverages. Franchisees pay monthly franchise royalty fees ranging from one to four percent of the gross revenues of their restaurants. All but one restaurant must contribute up to one percent of gross revenues to a common advertising pool. The Company may terminate a franchise agreement for several reasons including the franchisee's bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the franchise agreement or operations manual, continued material violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business.

     Prospective Franchisees. Prospective new franchisees will pay an initial franchise fee of $35,000. Initial franchise fees are payable in cash at the execution of the franchise agreement. Existing franchisees opening new franchised restaurants may pay a lower initial franchise fee than new franchisees. For new franchisees, the monthly franchise royalty fee is expected to be four percent of the gross revenues of the restaurant, with a minimum monthly fee of $500.00 A monthly advertising contribution equal to one percent of the gross revenues of the restaurant will be assessed. It has been the practice of the Company in recent years to permit existing franchisees to open new franchises under the royalty rate that applied to the existing franchises owned by that franchise. See "Services to Franchisees" below.

     A prospective franchisee who assumes operation of a previously unsuccessful franchised restaurant may be offered a reduced initial franchise fee, deferred payment of the franchise fee, or other concessions. Pursuant to certain area franchise agreements, the Company will receive reduced initial franchise fees and monthly royalty fees from additional restaurants that may be opened in the areas covered by those agreements. See "Area Franchise Agreements" below. In connection with the acquisition of the Elmer's franchising operation in 1984, the Company also granted Dale Elmer, a former director of the Company, and members of the Elmer family the right to operate a total of three additional restaurants at a franchise royalty fee of two percent; no restaurants are being operated on this basis.

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

     There is no typical elapsed time from the signing of a franchise agreement until a restaurant is open for business, although it normally takes 120 days from the receipt of the building permits to construct a new restaurant facility. Most restaurants have opened within 12 months of the date of the signing of the franchise agreement. Franchisees bear all costs associated with the development and construction of their restaurants. Although the Company has established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the restaurants or that the franchisees will successfully develop or operate restaurants in their franchise areas in a manner consistent with the Company's concepts and standards.

     The Company has added three franchises since August 1987.
The last currently operating franchise was added in November
1994.

     Area Franchise Agreements. Under previous management, the Elmer's franchising operation granted exclusive area franchise agreements, whereby independent entities obtained the exclusive rights to develop Elmer's restaurants within their respective areas. Areas covered by these agreements are Clackamas County, Oregon; Vancouver, Washington; and Ada and Canyon Counties, Idaho. The area franchise agreements require the area franchisee to share with the Company the initial fees and the franchise royalty fees for each new restaurant in the area. The Company's share of the initial fees ranges from $2,500 to $12,500 per restaurant. There are two restaurants covered by area franchise agreements. Under the area franchise agreements, the Company reserves the right to approve each new restaurant franchisee.
The area franchise agreements grant the franchisees the right to use the Company's name in the particular area and preclude the Company from opening Company-owned or franchised restaurants in the areas covered by the agreements. The Company does not intend to enter into similar agreements in the future.

     Services to Franchisees. The Company makes available to its franchisees various programs and materials. The Company provides several manuals to assist franchisees in ongoing operations, including a comprehensive operations manual describing kitchen operations, floor operations, personnel management, job descriptions, and other matters. The Company has prepared a recipe book for franchisees and maintains a complete file of menus from all franchised restaurants. The Company has developed and maintains a menu cost-control program and a labor cost-control program at each of its Company-owned restaurants and has developed and implemented a training manual and programs for all positions within the restaurant. The Company is in the process of updating the operations manual.

     The Company provides both formal and informal ongoing training. At least one two-day seminar is scheduled each year. At the seminars, franchisees attend lectures by Company personnel and guest speakers from the industry as well as participate in group workshops discussing such topics as cost control, promotion and food presentation.

     The Company provides each franchisee with specifications for menu items selected by the franchisee for inclusion on restaurant menus. The Company, however, sells no food items or like products to franchisees, except for certain minor supplies such as guest checks, gift certificates, and children's menus. The Company coordinates franchisees' purchases to obtain volume discounts. Franchisees bear all cost involved in the operation of their restaurants.

     Periodic on-site inspections and audits are conducted to ensure compliance with Company standards and to aid in franchisees in improving their sales and profitability.

Company-owned Restaurants

     The Company owns and operates 11 Elmer's restaurants, which it acquired or built from 1984 to 1991, five Ashley's restaurants acquired February 18, 1999, and four Richard's Deli and Pub restaurants acquired March 31, 1999. The Company has owned and operated an Elmer's restaurant located in the Delta Park section of Portland, Oregon since January 1984. In August 1986, the Company opened a restaurant in Tacoma, Washington. In January 1987, the Company began operation of a restaurant in Lynnwood, Washington and assumed operation of an Elmer's restaurant in Grants Pass, Oregon that was in bank foreclosure. In fiscal 1988, the Company acquired from former franchisees restaurants in Gresham, Albany, and Medford, Oregon; and Boise, Idaho. In fiscal 1989, the Company purchased the land and buildings for the Boise and Gresham restaurants and also purchased, from a former franchisee, an additional restaurant in Hillsboro, Oregon. In May 1989, the Company acquired a franchised Elmer's restaurant in Palm Springs, California. In July 1991, the Company acquired a franchised Elmer's restaurant in Beaverton, Oregon.

     As earlier discussed, the five Ashley's restaurants were acquired in a merger with CBW, Inc. on February 18, 1999 (as reported on a Current Report on Form 8-K filed March 5, 1999 and amended on June 14, 1999). One restaurant in Springfield, Oregon was opened in 1994 and the other four were opened in 1995. The Company does not own any of the real estate. The four Richard's Delis and Pubs were acquired in a purchase of the outstanding stock of Grass Valley Ltd., Inc. on March 31, 1999 (as reported on a Current Report on Form 8-K filed April 15, 1999 and amended on June 14, 1999). The Company does not own any of the real estate.

  The Company and its franchisees coordinate the purchase of their food, beverages and supplies from Company-approved and other suppliers. Management monitors the quality of the food, beverages and supplies provided to the restaurants. The Company believes that its continued efforts over time have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the restaurants. All essential food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers. Therefore, management believes that the loss of any one supplier would not have a material adverse effect on the Company.


Employees

     As of March 31, 1999, the Company employed 390 persons on a full-time basis, of whom 13 were corporate office personnel and 377 were hourly restaurant personnel. At that date, the Company also employed 135 part-time restaurant personnel. Of the 13 corporate employees, 6 are in upper management positions and the remainder are professional and administrative or office employees. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees is covered by collective bargaining agreements. The Company considers its employee relations to be good. Most employees, other than management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition.

  Each Company-operated restaurant employs an average of approximately 35 hourly employees, many of whom work part-time on various shifts. The management staff of a typical restaurant operated by the Company consists of a general manager, one assistant manager and a shift manager. The Company has an incentive compensation program for store managers that provides the store managers with a quarterly bonus based upon the achievement of certain defined goals.

Trademarks and Service Marks

     The Company believes its trademarks and service marks have significant value and are important to its business. The Company has registered the trademarks and service marks "Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake & Steak House" and the Elmer's logo with the U.S. Patent and Trademark Office. The service mark "Elmer's Colonial Pancake & Steak House" has also been registered in certain states. It is the Company's policy to pursue registration of its marks whenever possible and to oppose any infringement of its marks.

     The Company grants to each of its Elmer's restaurant franchisees a nonexclusive right to use the trademarks and service marks in connection with and at each franchise location.

Advertising and Marketing

     Word-of-mouth advertising, new restaurant openings, and the on-premises sale of promotional products have historically been the primary methods of restaurant advertising. The Company employs an advertising consultant to assist in projecting the Elmer's restaurant concept to the general public in the Western states, primarily through magazines, newspapers, and radio and television commercials. The Company maintains a common advertising pool with its franchisees to advertise Elmer's restaurants. After production costs for the advertising campaign have been paid out of the common pool, the remaining money is used for advertising in the various local areas of the franchised restaurants. The Company-owned Elmer's restaurants and all but one of the franchised restaurants are required to participate by contributing one percent of monthly gross revenues. At the present time, the Company relies principally on word-of-mouth advertising and catering exposure for advertising of Ashley's and Richard's.

     Generally, ongoing consumer research is employed on a limited basis to track attitudes, brand awareness and market share of not only the Company's customers, but also of its major competitors' customers as well. This is vital in creating a better understanding of the Company's short and long term marketing strategies.

Competition

     The restaurant industry is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience and food quality and variety and is often affected by changes in the tastes and eating habits of the public, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, increases in the number, type and location of competing restaurants, local and national economic conditions affecting spending habits, and by population and traffic patterns. The Company competes for potential franchisees with restaurant franchisors, company-owned restaurants, chains and others. The Company-owned Elmer's restaurants and the franchised Elmer's restaurants compete for customers with restaurants from national and regional chains as well as local establishments. Some of the Company's competitors are much larger than the Company, having at their disposal greater capital resources that can be devoted to advertising, product development and new restaurants and greater abilities to withstand adverse business trends. Increased competition, discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets. In general, there is active competition for management personnel, capital and attractive commercial real estate sites suitable for restaurants.

     The Company believes that the principal competitive factors in its favor for attracting both restaurant franchisees and restaurant customers are Elmer's extensive menu, quality of food, service, and reasonable prices.

Government Regulations

     The restaurant industry generally, and each Company-operated and franchised restaurant specifically, are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building, zoning, health, accommodations for disabled members of the public, sanitation, safety, fire, environmental and land use requirements; and, in some cases, state and local licensing of the sale of alcoholic beverages and the state licensing of gaming. The Company and its franchisees are also subject to federal and state laws governing their relationship with employees, including minimum wage requirements, accommodation for disabilities, overtime, working and safety conditions and citizenship/residency requirements. Federal and state environmental regulations have not had a major effect on the Company's operations to date. The Company has no material contracts with the United States government or any of its agencies.

     The Company is subject to a number of state laws regulating franchise operations and sales. For the most part, those laws impose registration and disclosure requirements on the Company in the offer and sale of franchises but, in certain cases, also apply substantive standards to the relationship between the Company and the franchisees, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The Company is also subject to Federal Trade Commission regulations covering disclosure requirements and sales of franchises.

     The failure to obtain or retain food licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company and its franchisees. A mandated increase in the minimum wage rate was implemented in 1999.

Item 2.        Properties

Headquarters

     The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet. Lease payments totaled $33,636 for fiscal 1999.
The lease expires November 30, 2000.

Company-Owned Restaurants

     Company-Owned Properties. The Company owns the real property upon which the following four Company-owned restaurants are located. All of the properties are subject to encumbrances in favor of lending institutions.

                               Approximate Area
Location                Site                      Restaurant
--------                ----                      ----------

Tacoma, Washington      1.3 acres                 6,660 sq. ft.
Lynnwood, Washington    1 acre                    6,500 sq. ft.
Gresham, Oregon         1 acre                    5,670 sq. ft.
Boise, Idaho            1.3 acres                 5,430 sq. ft.


Leased Properties. The Company leases the property upon which the following seven Corporate-owned restaurants are located. Each lease contains specific terms relating to calculation of lease payment, renewal, purchase options, if any, and other matters.

                                        Approximate Area
                                        ----------------
Elmer's Locations               Site        Restaurant     Expiration
-----------------               ----        ----------     ----------

Grants Pass, Oregon             1 acre      6,350 sq. ft.   December 31,
2001
Hillsboro, Oregon               1.2 acres   6,350 sq. ft    January 1, 2002
Medford, Oregon                 1.25 acres  6,300 sq. ft.   May 31,  2003
Albany, Oregon                  --          5,460 sq. ft.
February 28, 2003
Palm Springs, California        1.3 acres   5,500 sq. ft.   April 30, 2007
Portland, Oregon (Delta Park)   1.2 acres   6,350 sq. ft.   July 31, 2006
Beaverton, Oregon               --          5,322 sq. ft.   August 31, 2006



Ashley's Locations                  Sq Ft.    Leased Through
------------------
Bend, Oregon (North)                1,000     12/31/00
Bend, Oregon (South)                1,400      8/31/03
Eugene, Oregon                      1,700      9/30/00
Springfield, Oregon (Gateway)         921      1/31/01
Springfield, Oregon (Thurston)      1,200      4/1/02


Richard's Locations
-------------------
Aloha, Oregon                       1,727     11/30/99
Hillsboro, Oregon (North)           1,092      8/31/01
Hillsboro, Oregon (South)           2,510     10/21/01
Tigard, Oregon                      1,743     12/31/02


The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company nevertheless engages periodically in construction and other capital improvement projects designed to expand and improve the efficiency of its facilities.

Item 3.        Legal Proceedings

     Not applicable.


Item 4.        Submission of Matters to a Vote of  Security
               Holders

     Not applicable.

Item 4(a).     Executive Officers of the Registrant

     As of June 10, 1999, the executive officers and other key personnel of the Company were as set forth below.

Name                Age     Position
----                ---     --------

Bruce Davis         38     President
William Service     38     Chief Executive Officer
Jerry Scott         45     Vice President, Operations
Juanita Nelson      63     Secretary and Controller


     The executive officers of the Company are appointed annually for one year and hold office until their successors are appointed.

Executive Officers:

     Bruce Davis has served as President and Chairman of Board of Directors since August 1998. For more than five years prior to joining the Company, Mr. Davis was President of three companies engaged in the restaurant business: Jaspers Food Management, Inc. (1993-1999), CBW, Inc. (1995-1999), and Oregon Food
Management, Inc. (1996-present).

     William Service has served as Chief Executive Officer and Director since August 1998. For more than five years prior to joining the Company, Mr. Service was the Chief Executive Officer of three companies engaged in the restaurant business: Jaspers Food Management, Inc. (1993-present), CBW, Inc. (1995-1999), and Oregon Food Management, Inc. (1996-present).

Key Personnel:

     Jerry Scott has served as Vice President, Operations since August 1998. For more than five years prior to joining the Company, Mr. Scott served as Vice President of Operations for Jaspers Food Management, Inc. He served from November 1994 to November 1995 as Regional Director of Operations of Macheezmo Mouse Restaurants, Inc. and from June 1993 to September 1994 as Director of Operations of Mission Investment Company.

     Juanita Nelson has served as Controller since March 1985 and as Secretary since February 1998. For more than five years prior to joining the Company, Mrs. Nelson was the Office Manager of the Red Lion Inns and Thunderbird Motor Inns corporate office.

PART II

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters

     The Company's Common Stock is traded on the NASDAQ SmallCap
System, under the symbol "ELMS."

     The following table sets forth the high and low reported sales prices of the Common Stock in the NASDAQ SmallCap Market for the fiscal year quarters indicated.


                     Years Ended March 31
               ----------------------------------------------
               1999                    1998
               ----------------------------------------------
               High       Low          High        Low
               ----       ---          ----        ---

1st Quarter    $45/8      $2 3/4       $21/2       $21/6

2nd Quarter     57/8      35/8         31/8        2

3rd Quarter     5 1/4     315/16       4 1/2       27/8

4th Quarter     6         41/8         6           37/8


     Although the Common Stock is traded on the NASDAQ SmallCap
System, there is a relatively low trading volume and, at times, limited or sporadic quotations.

     The Company has not paid or declared cash dividends on its Common Stock. The Company intends to retain any future earnings to finance growth and does not presently intend to pay dividends or make distributions in cash other than the payment of cash in lieu of functional shares in connection with stock splits, if any, to the holders of Common Stock. Any future dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, debt covenants of other relevant factors.

     As of June 29, 1999, the Company had 207 shareholders of record.

Unregistered Sales Of Stock:

     Sales of unregistered Common Stock made by the Company in the last three fiscal years are as follows:

     CBW Inc. acquired 705,000 restricted shares of the Common Stock in the Company from Anita Goldberg and Rudolph Mazurosky on August 25, 1998. The consideration paid by CBW, Inc. for the Shares was $4,504,950. The shareholders of CBW, Inc. that acquired the indirect beneficial ownership of the Company's Common Stock as part of this transaction were William W. Service, Bruce N. Davis, Thomas C. Connor, Corydon H. Jensen, Linda E. Bolton (as Trustee under a Restated Trust Agreement dated 6/8/98), Ken Boettcher, Karen Brooks, Gregory Wendt and Donald W. Woolley. The issuance was made pursuant to available exemptions from the registration provisions of the Securities Act of 1933, as amended (specifically, Section 4(2) of the Securities Act) and relevant Blue Sky statutes. The shares are subject to transfer restrictions and may only be transferred subject to compliance with applicable federal and state securities laws.

     Effective February 18, 1999, the Company merged with its majority shareholder CBW Inc. ('CBW'), a closely held Oregon corporation, in a transaction in which the Company was the surviving corporation. In consideration for the issuance by the Company of 770,500 new shares of the Company's restricted Common Stock to the CBW shareholders and the assumption of approximately $4 million in debt owed by CBW arising from CBW's acquisition of the controlling block of the Company's restricted common stock on August 25, 1998, the Company acquired all the stock and assets of CBW including CBW's wholly owned subsidiary, CBW Food Company, LLC (which by operation of merger is now the Company's wholly-owned subsidiary). Each CBW shareholder received 144.4507 shares of the Company's restricted Common Stock for every CBW share owned. The shares of Company stock previously acquired by CBW, a total of 705,000 shares, were concurrently transferred to the Company and were canceled upon receipt thereof. The issuances were made pursuant to available exemptions from the registration provisions of the Securities Act of 1933, as amended (specifically, Section 4(2) of the Securities Act) and relevant Blue Sky statutes. The shares are subject to transfer restrictions and may only be transferred subject to compliance with applicable federal and state securities laws.

     Effective March 31, 1999, the Company paid the sum of $110,000 in cash and issued 209,620 shares of Common Stock to the shareholders of GVL, namely Gary Weeks and Richard Buckley, as part of the GVL Acquisition (disclosed in Item 1 under the sub-caption "Recent

Developments and Acquisitions"). The issuances were made pursuant to available exemptions from the registration provisions of the Securities Act of 1933, as amended (specifically, Section 4(2) of the Securities Act) and relevant Blue Sky statutes. The shares are subject to transfer restrictions and may only be transferred subject to compliance with applicable federal and state securities laws.

Item 6.   Selected Financial Data

The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," other financial information included herein, and Elmer's Restaurants, Inc. consolidated financial statements. The selected financial data set forth below for the Company as of March 31, 1998 and 1999 and for each of the three years in the period ended March 31, 1999 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of and for the period from inception to March 31, 1996 and the year ended March 31, 1997 are derived from the financial statements not included elsewhere herein.

Elmer's Restaurants, Inc. and Subsidiaries
Selected Financial Data
for the year ended March 31,
                           1999         1998         1997
1996

  Revenues                    $11,952,728    $1,591,293
$875,199   $94,852
  Net income (loss)               290,512       205,270
(40,971) (213,912)
  Net income (loss) per share        0.35          0.27
(.05)    (0.28)
Total assets                   13,046,684       259,675
263,676   267,277
  Long-term notes payable,
    less current portion        5,703,539        50,000
245,754   275,385
  Total liabilities             8,348,029       258,962
463,539   426,169
  Total shareholder's equity
     (deficit)                  4,698,655           713
(199,863) (213,912)


On August 25, 1998, CBW, Inc. ("CBW") acquired a controlling interest in the then outstanding stock of Elmer's. On February 18, 1999, CBW merged with and into Elmer's. These transactions have been accounted for as a purchase of Elmer's by CBW and, accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. Subsequent to the acquisition on August 25, 1998, the Company's financial statements reflect the combined results of operations and financial position of CBW and Elmer's based on the new basis of accounting for Elmer's and the historical cost basis of CBW. The results of operations for the year ended March 31, 1999 also reflect a minority interest in the earnings of the Company representing the separate 46.2% separate public ownership in Elmer's from August 25, 1998 through February 17, 1999. The financial position at March 31, 1999 also reflects the acquisition of GVL on that date. Prior to August 25, 1998, the financial statements of the Company include only the results of operations, financial position and cash flows of CBW which began operations on June 16, 1995.

New Accounting Pronouncements

     New accounting pronouncements are discussed in Note 1 of Notes to Consolidated Financial Statements.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following discussion should be read in conjunction with the "Selected Historical Financial Data" and the financial statements of the Company and the accompanying notes thereto included elsewhere herein. Certain information discussed below may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from projected results. Among those risks, trends and uncertainties are the general economic climate, costs of food and labor, consumer demand, interest rate levels, restrictions imposed by the Company's debt covenants, management control, availability of supplies, the availability of financing and other risks associated with the acquisition, development and operation of new and existing restaurants. This list of risks of uncertainties is not exhaustive.

Overview

     On August 25, 1998, CBW, Inc. purchased 53.8% of Elmer's Restaurants, Inc. then outstanding common stock from its then president and chairman, Ms. Anita Goldberg, and her brother and director, Rudolph Mazurosky. On February 18, 1999, Elmer's Restaurants, Inc. merged with CBW, Inc.

     In accordance with generally accepted accounting principles, these transactions have been accounted for as a purchase of Elmer's Restaurants, Inc. by CBW, Inc. and accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's Restaurants, Inc. The consolidated financial statements include the accounts of CBW, Inc. for the years ended March 31, 1998 and 1997 (rather than the previously reported results of Elmer's) and include the accounts of CBW, Inc. for the year ended March 31, 1999 and of Elmer's Restaurants, Inc. for the period August 31, 1998 through March 31, 1999 (with a minority interest in the income through February 17, 1999 representing the 46.2 % separate public ownership), as well as the assets and liabilities of Grass Valley Ltd., Inc., which was acquired as of March 31, 1999.

     Because of the significance of these transactions, the Company believes that a discussion and analysis of the Company's results of operations on a pro forma basis, which include results of operations of Elmer's Restaurants, Inc. and Grass Valley Ltd., Inc. provides a more meaningful comparison than the discussion and analysis of actual results of operations which, prior to these transactions, only includes the results of operations of CBW, Inc. and supplements the following highlights of historical results.

Highlights of historical results

     The Company reported net income of approximately $290,500, or $.35 per share for the year ended March 31, 1999, on sales of approximately $11,953,000. After taking into account the pro forma income tax provision as if the Company had been a taxable company for the entire year, the Company reported net income, net of pro forma income tax provision, of approximately $264,000 or $.32 per share for the year ended March 31, 1999 compared to approximately $133,000 of net income, net of pro forma income tax provision, or $.17 per share for the year ended March 31, 1998. The increase in net income, net of pro forma income tax provision, is primarily attributable to the earnings of Elmer's Restaurants, Inc. of approximately $301,000 for the period from August 31, 1998, less the minority interest in income of approximately $136,000 representing the 46.2% separate public ownership of Elmer's Restaurants, Inc. from August 31, 1998 to February 17, 1999.

     During the fourth quarter of the Company's fiscal year, Elmer's Restaurants, Inc. executed an option (which it acquired at the time it merged with CBW, Inc.) to purchase Grass Valley Ltd., Inc. ("GVL"), the operator of four restaurants in the Portland area under the name Richard's Deli and Pub. This acquisition was completed on the last day of the Company's fiscal year and is reflected in the Company's March 31, 1999 balance sheet. There are no operating results from the GVL acquisition reflected in the Company's actual results of operations for the year ended March 31, 1999.

     During the year ended March 31, 1999, total assets increased $12.8 million to $13 million. This increase is due primarily to the assets related to Elmer's Restaurants, Inc. totaling approximately $11.5 million and the acquisition of Grass Valley Ltd., Inc. for approximately $1.2 million. At March 31, 1999, total shareholders' equity increased $4.7 million primarily as a result of the fair market value of the 46.2% separate public ownership of Elmer's Restaurants, Inc. at the date of merger totaling approximately $2.8 million, the $1.1 million approximate fair value of stock issued in connection with the acquisition of Grass Valley Ltd., Inc. and a $600,000 capital contribution by the CBW, Inc. shareholders.

Pro Forma Results of Operations

     As discussed above, the Company believes that discussion and analysis of the Company's results of operations on a pro forma basis, which include CBW, Inc. and Grass Valley Ltd., Inc., provides a more meaningful comparison than the discussion and analysis of reported actual results of operations. The following discussion and analysis presents the Company's results of operations for the years ended March 31, 1999, 1998 and 1997, as if the merger of CBW, Inc. and the acquisition of Grass Valley Ltd., Inc., had occurred at the beginning of the periods after giving effect to pro forma adjustments, including amortization of goodwill, depreciation, interest expense, and related income tax effects.

     The pro forma information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of results of operations for any future periods.

     The following is a summary of the Company's pro forma results of operations:

(Dollar amounts in thousands except per share data)

                                                    Year Ended
                             ------------------------------------
-----------------------------
                              March 31, 1999       March 31, 1998
March 31, 1997
                             -------------------   --------------
-----  ----------------------
                                       Percent of
Percent of            Percent of
                             Amount    Revenues    Amount
Revenues   Amount     Revenues
                             ------    ----------  -------   ----
------ -------    ----------

Pro forma revenue            $21,232   100.0%      $19,763
100.0%     $17,722     100.0%
Pro forma restaurant
  costs and expenses         14,721     69.3        13,566
68.6       12,328      69.6
Pro forma general and
  administrative expenses     4,861     22.9         4,678
23.7        4,315      24.3
Pro forma operating income    1,650      7.8         1,519
7.7        1,074       6.1
Pro forma non operating
  income (expense)             (508)    (2.4)         (618)
(3.1)        (654)     (3.7)
Pro forma net income            751      3.5           595
3.0          263       1.5

Pro forma earnings per share  $0.47                  $0.38
$0.17
Pro forma weighted average
shares outstanding        1,586,229              1,586,229
1,586,229


Pro Forma Revenue
(Dollar amounts in thousands except per share data)
                                                Year Ended
                           --------------------------------------
-----------------------------
                              March 31, 1999       March 31, 1998
March 31, 1997
                              ------------------   --------------
-----   ---------------------
                                      Percent of
Percent of                Percent of
                             Amount   Revenues     Amount
Revenues      Amount      Revenues
                             ------   ---------    ------    ----
------    ------      ----------
Restaurant operations:

Restaurant sales            $18,255    86.0%       $17,029
86.2%     $15,955      90.0%
Lottery                       2,354    11.1          2,074
10.5        1,112       6.3
                            -------    -----        -------     -
---      -------      ----
                             20,609    97.1         19,103
96.7       17,067      96.3

Franchise operations            623     2.9            660
3.3          655       3.7
                            -------    -----         ------     -
---       ------      ----

Total pro forma revenue     $21,232   100.0%       $19,763
100.0%     $17,722     100.0%
                            =======   ======       =======
======     =======     ======


Pro Forma Revenues. Pro forma revenues for the year ended March 31, 1999 were 7.4% greater than the comparable period in 1998, primarily as a result of increased same store restaurant sales of 7.2% and an increase in pro forma lottery revenues of 13.5%. Pro forma revenues for the year ended March 31, 1998 were 11.9% greater than the comparable period in 1997 due to an increase in restaurant sales of 7.4% and lottery revenues of 86.5%. The Company anticipates further improvement in same store sales as it roles out a new menu design in its second quarter and an ongoing "outsert" menu program throughout fiscal year 2000.

Pro Forma Restaurant Costs and Expenses. As a percent of pro forma revenues, pro forma food, beverage and supply costs were 28.8% in 1999 compared to 27.0% in 1998 and 26.0% in 1997. Pro forma labor was 31.5% of pro forma total revenue in 1999 compared to 31.9% in 1998 and 32.8% in 1997. Pro forma occupancy and depreciation and amortization expenses totaled 9.0% of pro forma revenue in 1999 compared to 9.7% in 1998 and 10.7% in 1997. The increase in pro forma food, beverage and supply cost as a percentage of pro forma revenue in 1999 over 1998 is principally a result of the introduction of the new "outsert" menu items and in-store training, promotions and development. The reduction in pro forma labor as a percentage of pro forma revenues in 1999 is driven by a 1% reduction in labor hours, particularly in the later half of the year. The Company's reduction in pro forma labor as a percentage of pro forma revenues in 1999 compared to 1998 occurred while Oregon's minimum wage rate increased 9.1% on January 1, 1998 (from $5.50 to $6.00 an hour) and another 8.3% increase on January 1, 1999 (from $6.00 to $6.50 per hour). Washington's minimum wage rate increased 10.7% on January 1, 1999 from $5.15 to $5.70. The Company is aware that a further 14% Washington state minimum wage increase (to match Oregon's at $6.50) is scheduled for January 1, 2000. The Company is not aware of any further state minimum wage increases scheduled in states which the Company operates restaurants. The reduction in pro forma occupancy and depreciation and amortization expenses as a percentage of pro forma revenues in 1999 and in 1998 is primarily due to the increase in pro forma revenues.

Pro Forma General and Administrative Expenses. Pro forma general and administrative expenses were 22.9% of total pro forma revenue in 1999 compared to 23.7% in 1998 and 24.3% in 1997. The reduction as a percentage of pro forma revenues is the result of increased management attention to overhead cost minimization, particularly in the year ended March 31, 1999.

Pro Forma Non Operating Income (Expenses). This primarily relates to pro forma net interest expenses which were 2.5% of total pro forma revenues in 1999 compared to 3.1% in 1998 and 3.6% for 1997. The reduction in pro forma net interest expense as a percentage of pro forma revenues is the result of scheduled amortization principal payments and the 7.4% increase in revenues.

Liquidity and Capital Resources

     As of March 31, 1999, the Company had cash and equivalents of approximately $604,000 representing an increase of approximately $562,000. The increase resulted from cash provided by operations totaling approximately $694,000, cash provided by financing activities of approximately $3,503,000 and cash used in investing activities of approximately $3,635,000. Cash provided by financing activities was primarily net proceeds from borrowings of approximately $2,948,000 and capital contributions of $600,000. Cash used in investing activities was primarily $3,438,000 used to finance the business acquisitions, net of cash acquired. The significant increase in other current assets and other current liabilities is primarily the result of the merger of CBW, Inc. and Elmer's Restaurants, Inc. and the acquisition of Grass Valley Ltd., Inc.

     The Company's primary liquidity needs arise form debt service on indebtedness incurred in connection with the merger of CBW, Inc., operating lease requirements and the funding of capital expenditures. As of March 31, 1999, the Company had outstanding indebtedness for borrowed money of $2.6 million under a term loan facility and $2.4 million real estate loan facilities with Wells Fargo Bank and $1.25 million under a term loan facility with Eagle's View Management, assumed at the time of the merger with CBW, Inc. The Wells Fargo loans have a weighted-average maturity of 9 years, bear interest at an average of 7.9%, require monthly payments of principal and interest, are collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. and impose certain financial restrictions and covenants, the most restrictive of which, require the Company to maintain a maximum of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 5.5 to 1.0. The Company was in compliance with this covenant at March 31, 1999. In addition, effective September 30, 1999, and thereafter on a trailing four quarter basis as of the end of each fiscal quarter, the Company will be required to maintain a ratio of cash generation to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. The Company also has available a $250,000 line of credit with Wells Fargo Bank through September 1, 2000. The Eagle's View Management loan has a maturity of approximately 5 years, an interest rate of 12%, requires monthly payments of interest only, and is collateralized by a second position on substantially all the assets owned by Elmer's Restaurants, Inc. and does not impose financial covenants upon the Company.

     The Company's primary source of liquidity during the year was the operation of the restaurants, franchise fees earned from its franchisees, internal cash and borrowings as discussed above.

     In the future, the Company's liquidity and capital resources will primarily depend on the operations of Elmer's Restaurants, Inc., CBW, Inc. and Grass Valley Ltd., Inc. which, under the provisions of the Company's loan agreements, would permit, under certain conditions, distributions and dividends to the Company's shareholders and early reduction of the Eagle's View Management indebtedness. Elmer's Restaurants, Inc., CBW, Inc. and Grass Valley Ltd., Inc., like most restaurant businesses, are able to operate with nominal or deficit working capital because sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders.

     The Company believes that it will continue to be able to obtain adequate financing on acceptable terms for new restaurant construction and acquisitions and that cash generated from operations will be adequate to meet its financial needs and to pay operating expenses for the foreseeable future, although no assurances can be given.

Effects of Year 2000

     The Company has completed its assessment of internal systems and has concluded that its hardware and software are Year 2000 compliant. The Company has concluded that it will not be necessary to replace its retail point of sale hardware and that, based on information available at this time, the remaining costs to implement the Year 2000 readiness program will not be material.

     Communication with respect to Year 2000 issues with the Company's suppliers is ongoing. While not expected, the Company may experience delays in receipt of product, which could adversely affect sales and earnings. The Company cannot currently estimate to what extent future operating results might be adversely affected by the possible failure of these third parties to successfully address their Year 2000 issues. However, the Company's program includes actions designed to identify and minimize where possible, any third party exposure. The distribution centers that deliver products to the restaurants maintain an adequate inventory to supply items for approximately 4 weeks. If suppliers are unable to deliver product to the distribution centers due to Year 2000 or other plant malfunctions, alternative suppliers are currently being identified that could deliver product that matches the Company's specifications.

     There can be no assurance that additional costs will not be incurred, or that the objective of the program will be achieved.
However, the Company continues to monitor activities related to the program designed to ensure Year 2000 readiness.

Inflation

     Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of March 31, 1999, a significant percentage of the Company's employees were paid wages equal to or based on the state minimum hourly wage rates. Economic growth that would reduce unemployment or make more jobs available in higher paying industries could directly affect the Company's labor costs. The Company believes that inflation has not had a material impact on its results of operations for fiscal 1997, fiscal 1998 or fiscal 1999. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

Seasonality

     The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events.

While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK

Special Note Regarding Forward-Looking Statements:

CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEM 1. BUSINESS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WHICH WE BELIEVE ARE WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF ELMER'S RESTAURANTS, INC. (INDIVIDUALLY AND COLLECTIVELY WITH ITS SUBSIDIARIES, HEREIN THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; CONSUMER TRIAL AND FREQUENCY; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR RESTAURANT DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; QUALITY OF MANAGEMENT; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; THE RESULTS OF FINANCING EFFORTS; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; IMPACT OF YEAR 2000; CONTINUED NASDAQ LISTING; WEATHER CONDITIONS; CONSTRUCTION SCHEDULES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

  The Company owned no derivative financial instruments at March
31, 1999, 1998 or 1997. The Company holds no financial instruments of any kind for trading purposes.

     Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk.

     The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding at March 31, 1999, $1.3 million principal amount was accruing interest at a variable rate. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

Item 8.        Financial Statements and Supplementary Data

     The information required by this item is included on pages F-1 to F-15 of this Report.

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Financial Statements
as of March 31, 1998 and 1999 and for the years ended March 31, 1997, 1998 and 1999

                Report of Independent Accountants
               ----------------------------------

To the Board of Directors and Shareholders
Elmer's Restaurants, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Elmer's Restaurants, Inc. and Subsidiaries (the Company) at March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Portland, Oregon
May 21, 1999

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 1998 and 1999

                                               March 31,
                                        ---------------------
                 ASSETS                   1998        1999
                                        -------      --------
Current assets:
     Cash and cash equivalents          $42,189      $603,572
     Accounts receivable                 14,736       280,979
     Inventories                         79,954       372,584
     Prepaid expenses and other           4,860       167,177
     Income taxes receivable                  -       107,232
                                        -------       --------
Total current assets                    141,739     1,531,544

Property, buildings and
  equipment, net                        103,496     6,882,822
Intangible assets, net of accumulated
  amortization of $48,440                     -     4,503,417
Other assets                             14,440       128,901
                                       --------   -----------
     Total assets                      $259,675   $13,046,684
                                       ========   ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable, current portion     $10,731      $572,399
     Accounts payable                   130,883       839,781
     Accrued expenses                    67,348       165,140
     Accrued payroll and related taxes        -       294,170
                                        -------       -------

          Total current liabilities     208,962     1,871,490

Notes payable, net of
  current portion                        50,000     5,703,539
Deferred income taxes                         -       773,000
                                        -------     ---------

          Total liabilities             258,962     8,348,029
                                       --------     ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value;
     500,000 shares authorized, none issued
  Common stock, no par value;
     10,000,000 shares authorized,
     770,500 shares and 1,586,229
     shares outstanding March 31,
     1998 and 1999, respectively        295,020     4,746,520
  Accumulated deficit                  (294,307)      (47,865)
                                       ---------    ----------

     Total shareholders' equity             713      4,698,655
                                       --------      ----------
     Total liabilities and
     shareholders' equity              $259,675    $13,046,684
                                       ========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended March 31, 1997, 1998 and 1999.

                                Years ended March 31,
                            1997        1998         1999

Revenues                    $875,199    $1,591,293   $11,952,728
                            --------    ----------   -----------

Costs and expenses:
   Food, beverage and
     supplies                176,324       564,115     3,406,602
   Labor and related         377,263       420,427     3,735,043
   Occupancy costs           130,991       138,058       741,078
   Depreciation and
     amortization             33,674        56,263       341,170
   General and
     administrative
     expenses                158,910       172,312     2,683,534
                            --------     ---------    ----------
                            877,162      1,351,175    10,907,427
                            -------      ---------    ----------
       Income (loss)
       from operations       (1,963)       240,118     1,045,301

Other income (expense):
   Interest income               38             48        18,545
   Interest expense         (23,411)       (34,896)     (458,804)
   Gain (loss) on
     disposal of assets     (15,635)             -         6,477
                            --------       --------     ---------
        Income (loss)
        before provision
        for income taxes    (40,971)        205,270      611,519

Income tax provision              -               -     (185,000)
                            --------        -------     ---------

        Income (loss)
        before minority
        interest            (40,971)        205,270      426,519

Minority interest                 -               -     (136,007)
                            --------        -------     ---------

        Net income
          (loss)           $(40,971)       $205,270     $290,512
                           =========       ========     ========

Net income (loss)
  per share                   $(.05)           $.27         $.35
                            ========       ========     ========

Weighted-average number
  of shares outstanding     770,500         770,500      838,583
                            =======         =======      =======

                                (Unaudited Pro Forma Information)

Income (loss) before
  benefit (provision)
  for income taxes         $(40,971)       $205,270     $611,519
Benefit (provision)
  for income taxes            9,000         (72,000)    (211,000)
Minority interest                 -               -     (136,007)
                           --------        ---------    ---------

   Pro forma net
     income (loss)         $(31,971)       $133,270     $264,512
                           =========       ========     ========

Pro forma net income
  (loss) per share            $(.04)           $.17         $.32
                           =========       ========     ========

Weighted-average number
  of shares outstanding     770,500         770,500      838,583
                           ========        ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Deficit)
for the years ended March 31, 1997, 1998 and 1999



                                                     Retained
                                                     Earnings
                             Common Stock            (Accumulated
                        ---------------------        Deficit)
                        Shares         Amount
                        ------         ------        ------------

Balance, March 31,
  1996                  770,500         $55,020      $(213,912)

Net loss                      -               -        (40,971)
                        -------         -------       ---------

Balance, March 31,
  1997                  770,500          55,020       (254,883)

Debt to equity
  conversion                  -         240,000              -

Dividend distributions        -               -       (244,694)

Net income                    -               -        205,270
                        -------         -------       ---------

Balance, March 31,
  1998                  770,500         295,020       (294,307)

Capital contributions         -         600,000              -

Dividend distributions        -               -        (44,070)

Issuance of common stock
  in conjunction with
  merger (Note 8)       606,109       2,803,000              -

Issuance of common stock
  in conjunction with
  acquisition of Grass
  Valley Ltd., Inc.
  (Note 8)              209,620       1,048,500              -

Net income                    -               -        290,512
                        -------       ---------       ---------

Balance, March
  31, 1999            1,586,229      $4,746,520       $(47,865)
                      =========      ==========       =========


The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended March 31, 1997, 1998 and 1999


                                        Years ended March 31,
                                    -----------------------------
                                    1997       1998         1999
                                    ----       ----         ----
Cash flows from operating
activities:
  Net income (loss)             $(40,971)   $205,270    $290,512
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
      Depreciation and
        amortization              33,674      56,263     341,170
      Deferred income taxes            -           -      (7,000)
      Gain (loss) on disposition
        of assets                 15,635           -      (6,477)
      Minority interest in
        earnings of consolidated
        subsidiary                     -           -     136,007
      Changes in assets
        and liabilities:
          Receivables             (1,714)     (13,022)   122,076
          Inventories            (38,938)     (27,835)    29,279
          Prepaid expenses        (4,886)       2,498     11,402
          Other assets           (11,245)      (1,525)   (41,559)
          Accounts payable and
            accrued expenses      23,841       23,606    (51,156)
          Income taxes                 -            -   (130,119)
                                 -------       ------   ---------

      Net cash provided by
        (used in) operating
        activities               (24,604)     245,255    694,135
                                ---------     -------    -------

Cash flows from investing activities:

  Additions to property,
    buildings and equipment       (6,093)     (13,657)  (217,515)
  Proceeds from sale of assets         -            -     20,000
  Payment for business acquisition,
    net of cash acquired               -            - (3,438,127)
                                  ------      -------  ----------

      Net cash used in
        investing activities      (6,093)     (13,657) 3,635,642)
                                  -------     -------  ----------

Cash flows from financing activities:

   Proceeds from notes payable    86,144        7,271  7,092,500
   Payments on notes payable     (72,615)      (1,214)(4,145,540)
   Capital contributions               -        5,760    600,000
   Dividend distributions              -     (244,694)   (44,070)
                                 -------     --------  ----------
     Net cash provided by
       (used in) financing
       activities                 13,529     (232,877) 3,502,890
                                 -------     --------- ---------

     Net increase (decrease)
       in cash and cash
       equivalents               (17,168)      (1,279)   561,383

Cash and cash equivalents,
  beginning of year               60,636       43,468     42,189
                                 -------      -------    -------

Cash and cash equivalents,
  end of year                    $43,468      $42,189   $603,572
                                 =======      =======   ========

Supplemental disclosures of
cash flow information:
  Conversion of debt to equity   $     -     $234,240   $      -
                                 =======     ========   ========
  Cash paid for:
    Interest                     $23,411     $34,896    $422,023
                                 =======     =======    ========
    Taxes                        $     -     $     -    $467,619
                                 =======     =======    ========


The accompanying notes are an integral part of the consolidated financial statements.

Elmer's Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.   The Company and Summary of Significant Accounting Policies:

The Company and Basis of Presentation

Elmer's Restaurants, Inc. and Subsidiaries (the Company), an Oregon corporation, owns and operates eleven Elmer's Pancake & Steak House restaurants, five Ashley's Deli restaurants, four Richard's Deli and Pub restaurants and sells franchises that give franchisees the right to operate under the name Elmer's Pancake & Steak House for a specific restaurant or region. Franchises and Company owned stores are located throughout the western United States.

On August 25, 1998, CBW, Inc. (CBW) acquired a controlling interest (705,000 shares representing 53.8% of the outstanding stock) of the then outstanding common stock of Elmer's Restaurants, Inc. (Elmer's) for $4,500,000. On February 18, 1999, CBW merged with and into Elmer's. Pursuant to the terms of the merger, Elmer's Restaurants, Inc. and Subsidiaries was the surviving corporation. The merger was consummated by Elmer's issuance of 770,500 shares of Elmer's restricted common stock to CBW shareholders in exchange for the 705,000 shares previously acquired. In connection with the merger, Elmer's assumed approximately $4 million in debt owed by CBW arising from CBW's acquisition of the controlling block of stock on August 25, 1998. These transactions have been accounted for as a purchase of Elmer's by CBW, and accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. As a result of these transactions, the financial statements for the years ended March 31, 1997 and 1998 include the results of operations of CBW rather than the previously reported results of Elmer's. Elmer's entered into a new financing agreement whereby it borrowed funds to refinance existing debt and debt of CBW totaling approximately $1,750,000. Elmer's also used existing cash to reduce debt by approximately $1,000,000. Each CBW shareholder received 144.4507 shares of Elmer's restricted common stock for every CBW share owned.

On March 31, 1999, the Company acquired Grass Valley Ltd., Inc.
(GVL), which is the owner and operator of four delicatessen-style restaurants operating under the name of Richard's Deli and Pub located in Oregon (see Note 8).

The consolidated financial statements include the accounts of CBW for the years ended March 31, 1997, 1998 and 1999, and Elmer's from August 31, 1998 (the results of operations of Elmer's from August 25, 1998 to August 31, 1998 is not material to the results of operations of the Company), as well as the consolidated balance sheet of its wholly-owned subsidiary, Grass Valley Ltd., Inc. at March 31, 1999. All material intercompany accounts and transactions have been eliminated. The minority interest included in the financial statements represents the 46.2% separate public ownership in Elmer's from August 31, 1998 through February 17 1999.

1.   The Company and Summary of Significant Accounting Policies,
Continued:

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

Disclosure of Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable approximated fair value as of March 31, 1998 and 1999 because of the relatively short maturity of these instruments. The carrying value of notes payable approximated fair value as of March 31, 1998 and 1999 based upon interest rates and terms available for the same or similar loans.

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

Property, Buildings and Equipment

Property, buildings and equipment are stated at cost. Cost of property, buildings and equipment reflect purchase accounting adjustments related to the acquisition of 53.8% of the outstanding common stock of Elmer's by CBW on August 25, 1998 and purchase accounting adjustments related to the merger of CBW with and into Elmer's on February 18, 1999, whereby the remaining 46.2% of the outstanding common stock of Elmer's was deemed to have been acquired by CBW on that date (see Note 8).

1.   The Company and Summary of Significant Accounting Policies,
Continued:

Property, Buildings and Equipment, Continued

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Lives used for calculating depreciation and amortization rates for the principal asset classifications are as follows: buildings - 35 years; automobiles, furniture, fixtures and equipment - 3 to 7 years; leasehold improvements - life of lease or applicable shorter period. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized. Upon disposal of assets subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in the consolidated statements of operations.

Intangible Assets

The cost over fair value of net tangible assets of acquired companies (goodwill) and trademarks are amortized on a straight-line basis over 30 years. The cost of intangible assets reflects purchase accounting adjustments related to the acquisition of 53.8% of the outstanding common stock of Elmer's by CBW on August 25, 1998 and the merger of CBW with and into Elmer's on February 18, 1999, whereby the remaining 46.2% of the outstanding common stock of Elmer's was deemed to have been acquired by CBW on that date (see Note 8).

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

Franchise Operations

Initial license fees from individual and area franchise sales are recognized as revenue when substantially all of the terms and conditions of the franchise agreement are met. Elmer's has sold area franchises to several restaurant operators in various western states. The terms of the agreements entered into with each franchisee protect the territory for the operator and provide standard building blueprints, recipes, formulas and methods of food preparation. The term of the franchise is 25 years. Continuing franchise fees (based on a percentage of sales) are recognized as income when earned.

1.   The Company and Summary of Significant Accounting Policies,
Continued:

Income Taxes

CBW has been treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, since May 22, 1997 (and was a limited liability company from organization to that date) and has been treated as a S corporation for state income tax purposes under comparable state tax laws. As a result, CBW's earnings through February 17, 1999 have been taxed directly to CBW's shareholders, at their individual federal and state income tax rates, rather than to the Company. The earnings of Elmer's from August 25,1998 through March 31, 1999 are taxed as a taxable corporation.

Net Income (Loss) Per Share

Basic earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period, if any. Common equivalent shares from stock options, if any, are excluded from the computation when their effect is antidilutive.

All references to share and per share information have been adjusted to give effect to the 770,500 shares of restricted common stock issued by Elmer's in connection with the merger of CBW on February 18, 1999 with and into Elmer's as described above.

Impact of Recently Issued Accounting Standards

The Company adopted FASB SFAS No. 130, "Reporting Comprehensive Income," which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income or loss in the periods presented.

The Company has also adopted FASB SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement changes the way public companies report information about segments of their business in their annual financial statements and requires selected segment information in quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.

1.   The Company and Summary of Significant Accounting Policies,
Continued:

Unaudited Pro Forma Financial Information

As more fully described in Note 3, CBW has been taxed for federal and state income tax purposes as a limited liability company or as an S corporation from inception. The unaudited pro forma information reflects benefits (provisions) for income taxes that would have been recorded had CBW been a taxable corporation for all periods presented.


2.   Property, Buildings and Equipment:

                                        March 31,
                                   1998           1999

Land                               $     -        $2,246,700
Buildings                                -         1,862,400
Furniture, fixtures and equipment   68,610         2,226,211
Leasehold improvements              98,896           813,796
Automobiles                              -            12,632
                                   -------        ----------
                                   167,506         7,161,739

Less accumulated depreciation
  and amortization                 (64,010)         (278,917)
                                  ---------        ----------
                                  $103,496        $6,882,822
                                  ========        ==========



3.   Income Taxes:

CBW has been treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, since May 22, 1997 (and was a limited liability company from organization to that date) and has been treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, CBW's earnings through February 17, 1999 have been taxed directly to CBW shareholders, at their individual federal and state income tax rates, rather than to the Company.

The earnings of Elmer's from August 31, 1998 through February 17, 1999 are taxed as a taxable corporation. Effective with the merger of CBW with and into Elmer's (see Note 8), on February 18, 1999 (Termination date) CBW's S corporation status will terminate. Subsequent to the Termination date, the Company will be subject to federal and state income taxes on its earnings.

The income tax provision of $185,000 for the year ended March 31, 1999 relates to the results of operations of Elmer's from August 31, 1998 through February 17, 1999 and the results of operations of the Company from February 18, 1999 through March 31, 1999.

As of March 31, 1999, the deferred tax liability of $773,000 primarily represents the difference between the book basis of property, buildings and equipment and the related tax basis of approximately $2,200,000.

The unaudited benefit (provision) for income taxes has been computed in accordance with SFAS No. 109 as if the Company had been a taxable corporation for all periods presented:

                                  Years ended March 31,
                              ----------------------------
                              1997        1998        1999
                              ----        ----        ----
                           (Unaudited Pro Forma Information)
Currently payable:
  Federal                     $     -     $     -     $(160,000)
  State                             -           -       (34,000)
                              -------     -------     ----------

                                    -           -      (194,000)

Deferred income taxes           9,000     (72,000)      (17,000)
                              -------     --------     ---------

                               $9,000    $(72,000)    $(211,000)
                               ======    =========    ==========



A reconciliation of the federal income tax rate to the Company's pro forma effective income tax rate is as follows:

                                  Years ended March 31,
                              ----------------------------
                              1997        1998        1999
                              ----        ----        ----
                           (Unaudited Pro Forma Information)

Income tax at statutory rate    34.0%     (34.0)%     (34.0)%
Federal graduated rates        (15.3)       3.5           -
State income taxes, net of
  federal income tax benefit     4.2       (4.4)       (3.5)
Other, net                      (0.9)      (0.2)        3.1
                               ------      -----       -----
                                22.0%     (35.1)%     (34.4)%
                              =======      =====      =======

3.   Income Taxes, Continued:

Deferred income taxes are the result of provisions in the tax laws that either require or permit certain items of income or expense to be reported for income tax purposes in different periods than they are reported for financial reporting. The unaudited pro forma temporary differences that give rise to the change in the deferred tax assets were net operating losses generated of $41,000 in the year ended March 31, 1997 and net operating losses utilized of $205,000 and $57,500 for the years ended March 31, 1998 and 1999, respectively.

The net operating losses generated (utilized) resulted in an unaudited pro forma increase in the deferred tax asset of $9,000 for the year ended March 31, 1997 and a decrease in the deferred tax asset of $72,000 and $17,000 for the years ended March 31, 1998 and 1999, respectively. The unaudited pro forma deferred income tax asset arising from the net operating loss carryforward is $17,000 and $0 at March 31, 1998 and 1999, respectively.


4.    Notes Payable:


                                        1998           1999
Notes payable to shareholders,
  collateralized by stock, due
  at various dates through 1999,
  monthly installments total $2,698
  including interest at 10.75%          $10,731        $      -
Note payable to affiliate,
  interest at 10.5%, due 2000            50,000               -
Note payable to financial
  institution, collateralized by
  substantially all assets of the
  Company excluding real estate,
  due September 2004, monthly
  principal installments of
  approximately $39,400 plus
  interest at 7.70%                           -        2,600,000
Notes payable to financial
  institutions, collateralized
  by real estate, due at various
  dates through February
  2008, monthly installments
  total approximately $22,500
  including interest at rates
  as follows:
     Fixed rate of 8.15%                      -          480,000
     Fixed rate of 8.18%                      -        1,275,006
     Fixed rate of 8.25%                      -          605,567
Note payable to financing company,
  collateralized by substantially all
  assets of the Company, interest
  only payments due monthly at 12%,
  principal balance due February 2004         -        1,262,500
Note payable to others,
  collateralized by stock
  of a subsidiary, due August
  2001, interest at 10%                       -           52,865
                                           -------      ---------
                                            60,731      6,275,938

     Less current portion                   10,731        572,399
                                           -------      ---------

     Net of current portion                $50,000     $5,703,539
                                           =======     ==========


Certain notes payable contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive covenant requires the Company to maintain a maximum of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 5.5 to 1.0. The Company was in compliance with this covenant at March 31, 1999. In addition, effective September 30, 1999 and thereafter on a trailing four-quarter basis as of the end of each fiscal quarter, the Company will be required to maintain a ratio of cash generation (defined as net income before taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0.

The Company has available a $250,000 line of credit with Wells
Fargo Bank, which matures September 1, 2000, and is collateralized by substantially all assets of the Company excluding real estate. Interest on the unpaid balance accrues at a rate of prime plus 1%. The prime rate at March 31, 1999 was 7.75%. There was no amount outstanding at March 31, 1999.

Future maturities of notes payable for years ending March 31 are:
2000 - $572,399; 2001 - $582,574; 2002 - $574,887; 2003 -
$574,538; 2004 - $1,845,699; and thereafter - $2,125,841.

All interest costs incurred during the years ended March 31, 1997, 1998 and 1999 have been expensed during the respective periods.


5.   Leases:

Minimum fiscal year rental commitments for the years ending March 31 under operating leases for property, buildings and equipment with noncancelable terms of more than one year are:
2000 - $681,785; 2001 - $646,339; 2002 - $581,981; 2003 -
$497,749; 2004 - $348,298; and thereafter - $836,118.

The leases generally provide for additional rentals based upon a specified percentage of sales and require the Company to pay certain other costs. Rental expense on operating leases amounted to approximately $127,000, $135,000 and $848,000 for the years ended March 31, 1997, 1998 and 1999.

6.   Related Party Transactions:

Amounts outstanding with Jaspers Food Management, Inc. (JFMI) are approximately as follows:

                                      Years ended March 31,
                                    -----------------------------
                                    1997       1998      1999
                                    ----       ----      ----
Accounts payable (receivable)
  and other liabilities             $110,000   $76,000   $(3,873)
Note payable                          50,000    50,000         -


Accounts payable and other liabilities due to affiliates are due on demand and accrue interest at an annual rate of 10.5% based on the outstanding balance over 28 days.

Transactions applicable to JFMI were approximately as follows:

                                      Years ended March 31,
                                    -----------------------------
                                    1997       1998      1999
                                    ----       ----      ----
Interest expense                    $ 10,000   $ 15,000  $ 14,000
Labor and related expenses           377,000    420,000   452,000



Under the terms of a management services agreement, JFMI provides substantially all store management, accounting, human resources, training and other administrative services related to the operation of the five Ashley's Deli restaurants as disclosed in labor and related expenses above.

Included in accounts receivable at March 31, 1999 is a note receivable from a franchisee and director of the Company in the amount of $97,857. The note is due on demand with interest at 7%.

Summary results of operations and other selected financial information from restaurant operations and franchise operations are presented after elimination of intercompany transactions:


                                Years Ended March 31,
                            ------------------------------------
                            1997        1998         1999
                            ------      -----        -----------
Revenues:
     Restaurant operations  $875,199    $1,591,293   $11,591,646
     Franchise operations          -             -       809,264
     Intercompany
       eliminations                -             -      (448,182)
                            --------    ----------    -----------

          Consolidated      $875,199    $1,591,293   $11,952,728
                            ========    ==========   ===========

     Income (loss) from operations:
          Restaurant
            operations       $(1,963)     $240,118      $649,753
          Franchise
            operations          -             -          395,548
                             --------     --------      --------

               Consolidated  $(1,963)     $240,118     $1,045,301
                             ========     ========     ==========

Capital and intangible expenditures:

     Restaurant
       operations             $6,093       $13,657       $191,748

     Franchise
       operations                  -             -         25,767
                              ------       -------      ---------

               Consolidated   $6,093       $13,657       $217,515
                              ======       =======       ========

Depreciation and amortization:

     Restaurant
       operations            $33,674       $56,263       $261,635

     Franchise
       operations                  -             -         79,535
                             -------       -------       --------

               Consolidated  $33,674       $56,263       $341,170
                             =======       =======       ========

Assets:
     Restaurant
       operations                          $259,675   $11,571,468
     Franchise
       operations                                 -     1,475,216
                                           --------   -----------

              Consolidated                 $259,675   $13,046,684
                                           ========   ===========


The number of Company-owned stores and operating franchises at March 31, is as follows:


                            1997        1998         1999

Company owned stores        5           5            20
Operating franchises        -           -            18


8.   Acquisitions and Merger:

CBW Acquisition of Elmer's

On August 25, 1998, CBW acquired a controlling interest (705,000 shares representing 53.8% of the outstanding stock) in Elmer's for $4,500,000. The total cost of the acquisition of $4,612,013, including $112,013 of related acquisition costs, was provided by approximately $4,000,000 of debt financing and the balance in CBW's own cash. The purchase method of accounting has been used to record this transaction and a new basis of accounting was established for the assets and liabilities of Elmer's to the extent of the change in ownership based on fair values as follows:

Current assets                                       $ 1,190,536
Property, buildings and equipment                      3,790,027
Intangible assets                                      2,171,048
Other assets                                              43,587
Liabilities assumed                                   (2,163,185)
Deferred income taxes                                   (420,000)
                                                      -----------
                                                      $ 4,612,013
                                                      ===========


CBW Merger with Elmer's

On February 18, 1999, CBW merged with and into Elmer's, in a transaction in which Elmer's was the surviving corporation. In consideration for the issuance by Elmer's of 770,500 shares of Elmer's restricted common stock to CBW shareholders and the assumption of approximately $4 million in debt owed by CBW arising from CBW's acquisition of the controlling block of Elmer's common stock on August 25, 1998, Elmer's acquired all the stock and assets of CBW including CBW's wholly-owned subsidiary, CBW Food Company, LLC.

Each CBW shareholder, received 144.4507 shares of Elmer's restricted common stock for every CBW share owned. The shares of Elmer's stock previously acquired by CBW, a total of 705,000 shares, were concurrently transferred to Elmer's and were canceled upon receipt thereof. In further consideration for the issuance and to secure various indemnification obligations of CBW shareholders under the merger agreement, Elmer's and the individual CBW shareholders executed an escrow agreement for a period of one year from the date of closing of the merger transaction.

Elmer's entered into a new financing agreement in connection with the merger whereby it borrowed funds to refinance existing debt and debt of CBW totaling approximately $1,750,000. Elmer's also used existing cash to reduce debt by approximately $1,000,000.

The merger transaction has been accounted for as a purchase of the remaining 46.2% separate public ownership of Elmer's by CBW. A new basis of accounting was established for the assets and liabilities of Elmer's, based on fair values, upon execution of the merger agreement. The total estimated fair value of assets acquired in the merger transaction is comprised of the following:


Estimated value of 606,109 shares
of outstanding common stock of Elmer's
(other than CBW ownership) at the date
of the merger                                          $2,803,000

Assumed liabilities                                     2,123,804

Accrued expenses related to the transaction                20,000

Deferred income taxes                                     320,000
                                                       ----------
                                                       $5,266,804
                                                       ==========



The purchase price has been allocated to the assets to be acquired and obligations to be assumed, based on the estimate of the 46.2% proportionate fair values of the assets and liabilities, as follows:


Current assets                                     $839,988
Property, buildings and equipment                 3,173,264
Intangible assets                                 1,220,701
Other assets                                         32,851
                                                  ---------
                                                 $5,266,804
                                                 ==========



Acquisition of Grass Valley Ltd., Inc. (dba Richard's Deli and
Pub)

Effective March 31, 1999, Elmer's executed a stock exchange agreement with Grass Valley Ltd., Inc. (GVL), a closely held Oregon corporation, in a transaction in which Elmer's acquired 100% of the outstanding stock of GVL in consideration for the payment by Elmer's of $110,000 in cash and the issuance of 209,620 restricted shares of Elmer's common stock to the GVL shareholders. GVL is now a wholly-owned and operating subsidiary of the Company.

The total cost of the merger transaction is comprised of the following:

Cash                                               $110,000

Estimated value of 209,620 shares of common
stock of Elmer's issued in connection with
merger transaction                                1,048,500

Assumed liabilities                                 181,161

Expenses related to the transaction                  44,000
                                                 ----------
                                                 $1,383,661
                                                 ==========



The excess of the estimated fair value of the assets acquired
($1,383,661) over the historical cost ($223,553) has been allocated to goodwill ($1,160,108), as the historical costs of all tangible assets are assumed to be equal to their fair value.

Summary

The following table represents the unaudited pro forma results of operations for the years ended March 31, 1998 and 1999 as if the acquisition of 53.8% of the outstanding common stock of Elmer's, the merger of CBW with and into Elmer's and the acquisition of GVL had occurred at the beginning of the respective periods. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.

                                    Year ended     Year ended
                                    March 31,      March 31,
                                    1998           1999
                                    ----------     -----------
Total revenue                       $19,763,000    $12,231,597
Income from operations              $ 1,519,000    $ 1,649,526
Income before provision for
  income taxes                      $   901,000    $ 1,141,293
Net income                          $   595,000    $   751,278
Net income per share of common
  stock                             $       .38    $       .47

Weighted average number of shares
  outstanding                         1,586,229      1,586,229

Number of Company owned stores               20             20


9.   Stock Options

The Board of Directors adopted a stock option plan (Plan), subject to shareholder approval, which provides for the award of incentive stock options to key employees and the award of non-qualified stock options to employees and non-employee Directors. Under the terms of the Plan, the option price is determined as the fair value of the Company's common stock at the time the option is granted. Under the Plan, 320,000 shares of common stock are authorized for issuance. Options are exercisable upon vesting. Options generally vest 20% annually and expire 10-15 years after the date of grant.

On February 18, 1999, the Board of Directors granted options to acquire 169,500 shares of common stock of the Company at an exercise price of $4.75. The following table summarizes information about stock options outstanding as of March 31, 1999:

                           Weighted-                 Options
Exercisable
                            Average     Weighted-
Weighted-
Range of                   Remaining     Average
Average
Exercise        Number    Contractual   Exercise       Number
Exercise
  Price      Outstanding     Life         Price      Exercisable
Price
--------     -----------  -----------   ---------    -----------
----------
 $4.75         169,500    12.24 years     $4.75           0
$4.75


There were 150,500 shares of common stock reserved for the grant of stock options under the 1999 Plan at March 31, 1999.

The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (SFAS 123) defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The total value of options granted during 1999 was computed as approximately $576,000, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair market value of the option grants during 1999 was $4.75 per share.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. However, assuming compensation cost had been determined based on fair value at the date of grant, and recognized as expense on a straight-line basis over the vesting period of the options, consistent with the provisions of SFAS No. 123, there would be no compensation expense for the year ended March 31, 1999.

For purposes of the SFAS No. 123 calculation discussed above, the fair value of each option grant was estimated as of the date of grant using Black-Scholes option pricing methodology with the following weighted average assumptions:


Risk-Free interest rate          6.0%
Expected life                    8.64 years
Expected volatility              59%
Expected dividend yield          0%


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts, and additional awards are anticipated in future years.

10.  Contingencies:

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

Item 9.        Changes in the Disagreements with Accountants on
               Accounting and Financial Disclosure

          Not applicable.

                            PART III

Item 10.       Directors and Executive Officers of the Registrant

          Information with respect to directors of the Company is included under the caption "Election of Directors" in the Company's definitive proxy statement (the "1999 Proxy Statement") for its 1999 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement.

Item 11.       Executive Compensation

     Information with respect to executive compensation is included under the caption "Executive Compensation" in the 1999
Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management is included under the caption "Voting Securities and Principal Shareholders" and "Election of Directors" in the 1999 Proxy Statement incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions with management is included under the caption "Certain Transactions" in the 1999 Proxy Statement is incorporates herein by reference.

                             PART IV

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 10-K

The Financial Statements listed in the accompanying index on page
F-1 are filed as part of this Report.


(a)(1)     Financial Statements and Schedules            Page in
                                                     this Report
                                                     -----------

Report of Independent Accountants.......................  F-1

Consolidated Balance Sheets at
  March 31, 1999 and 1998...............................  F-2

Consolidated Statements of Income
  For the years ended March 31, 1999, 1998
  and 1997..............................................  F-3

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended March 31, 1999
  1998, and 1997........................................  F-4

Consolidated Statements of Cash Flows
  For the years ended March 31, 1999,
  1998, and 1997........................................  F-5

Notes to Consolidated Financial Statements..............  F-6

     No other schedules are included because the required information is inapplicable or is presented in the financial statements or related notes thereto.

(a)(2)    Exhibits
          --------

2(i) * Plan of Merger, dated February 18, 1999, between Elmer's
Restaurants, Inc. and CBW Inc. (Incorporated herein by reference from Exhibit 2 of the Current Report on Form 8-K filing dated
March 4,1999.)

3(i) * Restated Articles of Incorporation of the Company (Incorporated herein by reference from Exhibit No. 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31,1988).
3(ii) * By-Laws of the Company, as amended. (Incorporated herein by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended March 31, 1990).

9(i) * Voting Trust Agreement dated February 18, 1999, between Ken Boettcher, Karen Brooks, Bruce N. Davis, Cordy Jensen, William W. Service, Gregory W. Wendt, and Linda Bolton (as Trustee Under a Restated Trust Agreement dated June 8,
1998),(collectively, certain shareholders of Elmer's Restaurants, Inc.), and Bruce N. Davis, William W. Service and Cordy Jensen,(collectively, the Voting Trustees). (Incorporated herein by reference from Exhibit 9 of the Current Report on Form 8-K filing dated March 4,1999).

10.1 * Area Franchisee - Unit Franchisee Agreement dated July 10,
1978 by and between Elmer's Colonial Pancake & Steak House, Inc.
and Paul H. and Jacqueline M. Welch, Dale M. and Sandra Lee
Elmer. Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-18, Registration No. 2-98298-S (the "Form S-18 Registration").

10.2 * Lease Agreement dated June 18, 1987 by and between Dale M. Elmer and Sandra Lee Elmer and Elmer's Pancake & Steak House, Inc., and addenda thereto. Incorporated by reference to Exhibit
10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989 (the "1989 Form 10-K") and Exhibit 10.3 of the December 31, 1991 Form 10-Q.

10.3 * Franchise Agreement between the Company and Paul H. Welch and Jacqueline M. Welch dated March 23, 1993. Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (the "1993 Form 10-K").

10.4 * Franchise Development Option Agreement between the Company and Paul H. Welch and Jacqueline M. Welch dated May 3, 1993.
Incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K.

10.5 * Commercial Loan Note, dated May 18, 1995, issued by the
Company to The Bank of California, N.A. and addendum thereto.
Incorporated by reference to Exhibit 10.9 of the Form 10-K for the fiscal year ended March 31, 1995.

10.6 * Loan Agreement, dated December 21, 1995, between the Company and Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. and the First Amendment thereto, dated as of March 18, 1997, Promissory Note dated December 21, 1995 issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement, and Deeds of Trust given by the Company to Ticor Title Insurance Company, Trustee, for benefit of Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A. in connection with the Loan Agreement. Incorporated by reference to Exhibit 10.6 of the Form 10-K for the fiscal year ended March 31, 1997 ("1997 Form 10-K").

10.7 * Credit Agreement, dated as of March 18, 1997, between the Company and Wells Fargo Bank, N.A. and Promissory Note dated March 18, 1997, issued by the Company to Wells Fargo Bank, N.A. in connection with the Credit Agreement and Promissory Note dated May 17, 1995, issued by the Company to Wells Fargo Bank, N.A., successor-by-merger to First Interstate Bank of Oregon, N.A., which is governed by the Credit Agreement. Incorporated by reference from Exhibit 10.8 of the 1997 Form 10-K.

10.8 * Promissory Notes, dated March 31, 1997, issued by Paul H.
Welch and Jacqueline M. Welch to the Company. Incorporated by reference from Exhibit 10.8 of the 1997 Form 10-K.

10.9 * Stock Purchase Agreement, dated as of February 13, 1997, between the Company and Dale Elmer. Incorporated by reference from Exhibit 10.9 of the 1997 Form 10-K.

10.10 * Letter Agreement dated March 23, 1998, between the Company and Wells Fargo Bank, N.A., Promissory Note dated March 30, 1998, issued by the Company to Wells Fargo Bank, N.A., and Deed of Trust and Assignment of Rents and Leases dated as of March 23, 1998, given by the Company to Wells Fargo Bank (Arizona), N.A., Trustee, for the benefit of Wells Fargo Bank, N.A.

10.11 * Stock Purchase Agreement, dated as of July 9, 1998, between Anita Goldberg and Rudolph Mazurosky and CBW Inc.
(Incorporated herein by reference from Exhibit 1 of the Schedule
13D filing dated September 3, 1998).

10.12 * Shareholder Agreement, dated as of August 21, 1998, among
Elmer's Restaurants, Inc., CBW Inc., Anita Goldberg, and Rudolph
Mazurosky. (Incorporated herein by reference from Exhibit 2 of the Schedule 13D filing dated September 3, 1998.)

10.13 * Amended and Restated Loan Agreement, dated as of August
24, 1998, between CBW Inc. and Eagle's View Management Company,
Inc. (Incorporated herein by reference from Exhibit 3 of the Schedule 13D filing dated September 3, 1998).

10.14 * Stock Purchase Agreement, dated as of July 9, 1998, between CBW Inc. and Thomas Connor and Donald Woolley.
(Incorporated herein by reference from Exhibit 4 of the Schedule
13D filing dated September 3, 1998).

10.15 * Letter to Linda Bolton, dated as of August 25, 1998, from Bruce Davis, Jensen, and William Service. (Incorporated herein by reference from Exhibit 5 of the Schedule 13D filing dated September 3, 1998).
10.16 * Letter to Thomas Connor and Donald Woolley, dated as of August 25, 1998, from Jaspers Food Management, Inc. and Oregon Food Management, Inc.

(Incorporated herein by reference from Exhibit 6 of the Schedule
13D filing dated September 3, 1998).

10.17 * Owner and Voting Agreement, dated as of May 22, 1997, among various parties, as amended by a First Amendment to Owner and Voting Agreement, dated as of July 9, 1998. (Incorporated herein by reference from Exhibit 7 of the Schedule 13D filing dated September 3, 1998).

10.18 * Share Transfer Agreement, dated as of May 22, 1997, among various parties, as amended by a First Amendment to Share
Transfer Agreement, dated as of August 25, 1998. (Incorporated herein by reference from Exhibit 8 of the Schedule 13D filing dated September 3, 1998).

10.19 * Agreement dated as of September 3, 1998 among CBW Inc., Bruce N. Davis, William W. Service, Corydon H. Jensen, Thomas C. Connor, Donald Woolley, and Linda E. Bolton.(Incorporated herein by reference from Exhibit 9 of the Schedule 13D filing dated September 3, 1998).

10.20 * Merger Agreement, dated February 18, 1999, between Elmer's Restaurants, Inc., CBW Inc., and Ken Boettcher, Karen Brooks, Thomas C. Conner, Bruce N. Davis, Cordy Jensen, William
W. Service, Gregory W. Wendt, Donald Woolley, and Linda Bolton(as Trustee Under a Restated Trust Agreement dated June 8, 1998), (collectively, all the shareholders of CBW Inc.). (Incorporated herein by reference from Exhibit 10 (i)(a) of the Current Report on Form 8-K filing dated March 4,1999).

10.21 * Stock Escrow Agreement, dated February 18,1999, between Elmer's Restaurants, Inc., and Ken Boettcher, Karen Brooks, Thomas C. Conner, Bruce N. Davis, Cordy Jensen, William W. Service, Gregory W. Wendt, Donald Woolley, and Linda Bolton(as Trustee Under a Restated Trust Agreement dated June 8, 1998) (collectively, all the shareholders of CBW Inc.), William W. Service as the representative of the Escrow Indemnitors, and AterWynne LLP, as escrow agent..(Incorporated herein by reference from Exhibit 10 (i)(b) of the Current Report on Form 8-K filing dated March 4,1999).

10.22 * Registration Rights Agreement, dated February 18,1999, between Elmer's Restaurants, Inc., and Ken Boettcher, Karen Brooks, Thomas C. Conner, Bruce N. Davis, Cordy Jensen, William
W. Service, Gregory W. Wendt, Donald Woolley, and Linda Bolton(as Trustee Under a Restated Trust Agreement dated June 8, 1998) (collectively, all the shareholders of CBW Inc.). (Incorporated herein by reference from Exhibit 10 (i)(c) of the Current Report on Form 8-K filing dated March 4,1999).

10.23 Credit Agreement, dated as of February 17, 1999, between the Company and Wells Fargo Bank, N.A., Revolving Line of Credit Note dated February 17, 1999, Promissory Note dated February 17, 1999 and Term Note dated February 17, 1999 issued by the Company to Wells Fargo Bank, N.A. and

Deed of Trust (and Rider thereto) given by the Company to Ticor
Title Insurance Company, Trustee, for benefit of Wells Fargo
Bank, N.A

10.24 Continuing Guaranty (not to exceed the principal sum of $5,300,000 plus interest thereon), dated as of February 17, 1999, issued by the Company's subsidiary, Elmer's Pancake and Steak
House, Inc. to Wells Fargo Bank, N.A.

10.25 Continuing Guaranty (not to exceed the principal sum of $5,300,000 plus interest thereon), dated as of February 17, 1999, issued by the Company's subsidiary, CBW Food Company, LLC to Wells Fargo Bank, N.A.

10.26  Continuing Security Agreement (Rights to Payment and
Inventory) and Rider thereto, dated as of February 17, 1999, issued by the Company to Wells Fargo Bank, N.A.

10.27 Security Agreement (Equipment and Fixtures) and Schedule thereto, dated as of February 17, 1999, issued by the Company to Wells Fargo Bank, N.A.

10.28  Continuing Security Agreement (Rights to Payment and
Inventory) and Rider thereto, dated as of February 17, 1999, issued by the Company's subsidiary, Elmer's Pancake and Steak
House, Inc. to Wells Fargo Bank, N.A.

10.29 Security Agreement (Equipment) and Rider thereto, dated as of February 17, 1999, issued by the Company's subsidiary, Elmer's
Pancake and Steak House, Inc. to Wells Fargo Bank, N.A.

10.30  Continuing Security Agreement (Rights to Payment and
Inventory) and Rider thereto, dated as of February 17, 1999, issued by the Company's subsidiary, CBW Food Company, LLC to Wells Fargo Bank, N.A.

10.31 Security Agreement (Equipment) and Rider thereto, dated as of February 17, 1999, issued by the Company's subsidiary, CBW
Food Company, LLC to Wells Fargo Bank, N.A.

10.32 Second Amendment to Loan Agreement and Security Agreement, dated as of February 18, 1999, between the Company, CBW Inc., and Eagle's View Management Company, Inc. (exhibits omitted).

10.33  Promissory Note, dated February 17, 1999, issued by the
Company to Wells Fargo Bank, N.A.

10.34  Rate Letter, dated February 17, 1999 issued by Wells Fargo
Bank, N.A. to the Company.

10.35 Term Note, dated February 17, 1999, issued by the Company to Wells Fargo Bank, N.A.

10.36 Deed of Trust and Assignment of Rents and Leases, dated as of February 17, 1999, given by the Company to Wells Fargo Bank
(Arizona), N.A., Trustee for the benefit of Wells Fargo Bank,
N.A.

10.37 Second Trust Deed, dated as of February 18, 1999, given by the Company to Chicago Title Insurance Company, Trustee for the benefit of Eagle's View Management Company, Inc.

10.38 Second Trust Deed, dated as of February 18, 1999, given by the Company to Alliance Title & Escrow Corp., Trustee, for the benefit of Eagle's View Management Company, Inc.

10.39 Second Trust Deed, dated as of February 18, 1999, given by the Company to Fidelity National Title Company of Oregon, for the benefit of Eagle's View Management Company, Inc.

10.40 Second Trust Deed, dated as of February 18, 1999, given by the Company to Chicago Title Insurance Company, for the benefit of Eagle's View Management Company, Inc.

10.41 Second Deed of Trust, dated as of February 18, 1999, given by the Company to Chicago Title Insurance Company for the benefit of Eagle's View Management Company, Inc.

10.42  First Amendment to Promissory Note and Acknowledgment of
Reduction of Principal, dated February 18, 1999, between the
Company, CBW, Inc., and Eagle's View Management Company, Inc.

10.43  First Modification of Commercial Deed of Trust, dated
February 17, 1999, between the Company and Wells Fargo Bank, N.A.
successor-by-merger to First Interstate Bank of Oregon, N.A.

10.44  First Modification of Deed of Trust and Assignment of
Leases, dated February 17, 1999, between the Company and Wells
Fargo Bank, N.A.

10.45 Rider to Deed of Trust, dated February 17, 1999, issued by the Company to and for the benefit of Wells Fargo Bank, N.A.

10.46  First Modification of Commercial Deed of Trust, dated
February 17, 1999, between the Company and Wells Fargo Bank,
N.A., successor-by-merger to First Interstate Bank of Oregon,
N.A.

99(i) * Fairness Opinion, dated January 13, 1999, issued by Veber
Partners to the Board of Directors of Elmer's Restaurants, Inc.
(Incorporated herein by reference from Exhibit 99 (i) of the Current Report on Form 8-K filing dated March 4,1999).

22.1  List of Subsidiaries.

27.1  Financial Data Schedule.

* Previously filed exhibits.

+ Due to the impracticability of obtaining electronic copies of these exhibits, hard copies of these exhibits will be furnished by the Company upon the Securities and Exchange Commission's request.

     (b) Reports on Form 8-K. Two reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1999.

          A Current Report on Form 8-K was filed on March 5, 1999 and amended June 14, 1999 reporting the merger of the Company's then majority shareholder, CBW, Inc. with the Company, leaving the Company as the sole surviving entity.

          A Current Report on Form 8-K was filed on April 15,
1999 and amended on June 14, 1999 reporting the Company's acquisition of the common stock and assets of Grass Valley Ltd., Inc. ("GVL"). GVL is now a wholly-owned subsidiary of the Company.

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Elmer's Restaurants, Inc.

                       By:  __/s/ WILLIAM W. SERVICE___

                                 William W. Service
                                 Chief Executive Officer

Dated: June 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Elmer's Restaurants, Inc., in the capacities and on the dates indicated.

SIGNATURE                         TITLE
DATE
---------                         -----
----

/s/ Bruce N. Davis               Chairman of the Board &
President       June 29, 1999
-----------------------------
Bruce N. Davis

/s/ William W. Service           Chief Executive Officer &
Director      June 29, 1999
-----------------------------    (Principal Executive & Financial
Officer)
William W. Service

/s/ Juanita Nelson               Secretary & Controller
June 29, 1999
-----------------------------    (Principal Accounting Officer)
Juanita Nelson

/s/ Thomas C. Connor             Director
June 29, 1999
-----------------------------
Thomas C. Connor

/s/ Paul Welch                   Director
June 29, 1999
-----------------------------
Paul Welch

/s/ Corydon H. Jensen            Director
June 29, 1999
-----------------------------
Corydon H. Jensen

Richard Williams                 Director
June 29, 1999
-----------------------------
Richard Williams

/s/ Donald Woolley               Director
June 29, 1999
-----------------------------
Donald Woolley


