Form 10-Q
period 1999-06-30
ELMERS RESTAURANTS INC
filed 1999-08-16
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to
_________________

Commission file number 0-14837

ELMER'S RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

            OREGON           ___________     93-0836824
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

11802 S.E. Stark St.         97216           (503) 252-1485
Portland, Oregon             (Zip Code)        (Registrant's telephone
(Address of principal                             number, including area
executive offices)                                code)


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

Number of shares of Common Stock outstanding at August 5, 1999:
1,586,229

ELMER'S RESTAURANTS, INC.

INDEX

                                                         Page
                                                        Number

PART I:  FINANCIAL INFORMATION

	Item 1.	Financial Statements                         3
			Condensed Consolidated Balance Sheets,
			  June 30, 1999 (Unaudited) and
			  March 31, 1999

			Condensed Consolidated Statements of Income,  4
			  Three months ended June 30, 1999 and 1998
			  (Unaudited)

			Condensed Consolidated Statements of          5
			Cash Flows,
			  Three months ended June 30, 1999
			  and 1998 (Unaudited)

			Notes to Condensed Consolidated Financial     6
			  Statements (Unaudited)

	Item 2.	Management's Discussion and Analysis of    7-12
			Financial Statements (Unaudited)

	Item 3.	Quantitative and Qualitative                 13
			Disclosures about Market Risk

PART II: OTHER INFORMATION AND SIGNATURES

	Item 2.	Changes in Securities and                    14
			  Use of Proceeds

	Item 5.	Other Information                            14

	Item 6.	Exhibits and Reports on Form 8-K             14

			Signatures                                   15

ELMER'S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                       June 30, 1999       March 31, 1999
                                       -------------       --------------
                                       (unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents            $     892,206       $       603,572
  Accounts receivable                        318,334               280,979
  Inventories                                328,410               372,584
  Prepaid expenses and other                 136,343               167,177
  Income taxes receivable                     10,732               107,232
                                       -------------       ---------------

     Total current assets                  1,686,025             1,531,544

  Property, buildings and equipment - net  6,794,861             6,882,822
  Intangible assets - net                  4,489,386             4,503,417
  Other assets                               124,181               128,901
                                       -------------       ---------------

     Total assets                      $  13,094,453       $    13,046,684
                                       =============       ===============


          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable, current portion       $     574,943       $       572,399
  Accounts payable                           844,214               839,781
  Accrued expenses                           154,323               165,140
  Accrued payroll and related taxes          295,469               294,170
                                       -------------       ---------------

     Total current liabilities             1,868,949             1,871,490

  Notes payable, net of current portion    5,560,379             5,703,539
  Deferred income taxes                      773,000               773,000
                                       -------------       ---------------

     Total liabilities                     8,202,328             8,348,029
                                       -------------       ---------------

  Common stock                             4,746,520             4,746,520
  Retained earnings                          145,605               (47,865)
                                       -------------       ---------------

     Total shareholders' equity            4,892,125             4,698,655
                                       -------------       ---------------

     Total liabilities and
     shareholders' equity              $   13,094,453     $     13,046,684
                                       ==============     ================


The accompanying notes are an integral part of the consolidated financial statements.

ELMER'S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                              For the three months ended
                                                       June 30,
                                                 1999           1998
                                              ----------     -----------

REVENUES:                                     $  5,436,024   $   554,736
                                              ------------   -----------

COSTS AND EXPENSES:
  Cost of restaurant sales
  Food and beverage                           $  1,598,823    $  259,651
  Labor and related                              1,775,121       118,211
  Occupancy costs                                  315,207        36,533
  Depreciation and amortization                    165,062         3,596
  General and administrative expenses            1,149,841        78,798
                                              ------------   -----------

                                                 5,004,054       496,789
                                              ------------   -----------

INCOME FROM OPERATIONS BEFORE
OTHER INCOME (EXPENSE)                             431,970        57,947

OTHER INCOME (EXPENSE):

  Other income                                       3,451             0
  Interest expense                                (143,451)       (3,126)
                                              ------------   -----------

  Income before income taxes                       291,970        54,821

  Provision for income taxes                       (98,500)            0
                                              ------------   -----------

NET INCOME                                    $    193,470   $    54,821
                                              ============   ===========

PER SHARE DATA:

  Net income per share                        $        .12   $       .07
                                              ============   ===========

  Weighted - average number of
    shares outstanding                           1,586,229       770,500
                                              ============   ===========

(Unaudited Pro forma Information)
  Income before income taxes                  $    291,970        54,821

  Provision for income taxes                       (98,500)      (18,500)
                                              ------------   -----------

  Pro forma net income                        $    193,470   $    36,321
                                              ============   ===========

  Pro forma net income per share              $        .12   $       .05
                                              ============   ===========

  Weighted - average number of
    shares outstanding                           1,586,229       770,500
                                              ============   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELMER'S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                               For the three months ended
                                                        June 30,
                                                  1999           1998
                                               ----------     -----------

Cash flows from operating activities:
  Net income                                   $  193,470     $    54,821
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
   Depreciation                                    138,358           3,551
   Amortization                                     26,704              45
  Changes in assets and liabilities:
   Receivables                                     (37,355)         (2,274)
   Inventories                                      44,174          15,220
   Prepaid expenses                                 30,834         (27,298)
   Income taxes receivable                          96,500               0
   Other assets                                      4,720          14,440
   Accounts payable and accrued expenses            (5,085)         57,503
                                                ----------    ------------


     Net cash provided by operating activities  $  492,320    $    116,008
                                                ----------    ------------

Cash flows from investing activities:
  Additions to property, buildings
    and equipment                               $  (50,397)    $    (2,875)
                                                ----------    ------------

Net cash used in investing activities              (50,397)         (2,875)
                                                ----------    ------------

Cash flows from financing activities:
  Payments on notes payable                       (140,616)        (50,000)
  Net change in other non-current assets           (12,673)         (1,061)
  Distributions                                          0         (44,069)
                                                ----------    ------------

     Net cash used in financing activities        (153,289)        (95,130)
                                                ----------    ------------

     Net increase (decrease) in cash
        and equivalents                            288,634          18,003

  Cash and cash equivalents, beginning of period   603,572          42,189
                                                ----------    ------------

  Cash and cash equivalents, end of period      $  892,206    $     60,192
                                                ==========    ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                      $  143,451    $      3,126
                                                ==========    ============

  Income taxes                                  $    2,000    $          0
                                                ==========    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

ELMER'S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

	The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc., (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 1999 balance sheet was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 1999, 1998, and 1997, respectively, included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.



	The consolidated financial statements as of June 30, 1999, March 31, 1999 and for the three months ended June 30, 1999 respectively, include only the accounts of Elmer's Restaurants, Inc. ("Elmer's"), CBW Inc. ("CBW"), and Grass Valley Ltd., Inc. ("GVL"). The financial statements for the three months ended
June 30, 1998 include only the accounts of CBW, Inc.

	The following table represents the unaudited pro forma results of operations for the three months ended June 30, 1998 as if the acquisition of 53.8% of the outstanding common stock of Elmer's, the merger of CBW with and into Elmer's and the acquisition of GVL had occurred at the beginning of the periods. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.

                                            Three Months Ended
                                               June 30, 1998
                                            ------------------

Total revenue                                    $  5,195,000
Income from operations                           $    378,000
Income before provision for income taxes         $    239,000
Net income                                       $    158,000
Net income per share of common stock             $        .10

Weighted average number of shares outstanding       1,586,229

	Prior to the merger with Elmer's, CBW was taxed for federal and state income tax purposes as a limited liability company or as an S corporation from inception. The unaudited pro forma information reflects benefits (provision) for income taxes that would have been recorded had CBW been a taxable corporation for all periods presented.

	The results of operations for the three months ended June
30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000, or any other future interim report.



PART I - Financial Information

Item 1.		Financial Statements

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Elmer's Restaurants, Inc. and subsidiaries
(the "Company) and their results of operations and cash flows.

This report on Form 10-Q for the fiscal quarter ended June 30, 1999 should be read in conjunction with the Company's Annual
Report to Shareholders on Form 10-K for the fiscal year ended
March 31, 1999.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

	Elmer's Restaurants, Inc. (the "Company" or "Elmer's"), located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names
"Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake &
Steak House" and an operator of delicatessen restaurants under the names "Ashley's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter
Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The
Company acquired the Elmer's franchising operation in January
1984 from the Elmer family.  The Company now owns and operates 11
Elmer's restaurants and franchises 18 Elmer's restaurants in six western states. The Company reports on a fiscal year commencing
April 1 and ending March 31 of the following year.

	`On August 25, 1998, CBW, Inc. ("CBW"), a closely held
Oregon corporation, acquired a controlling interest in the then outstanding common stock of Elmer's. On February 18, 1999, CBW merged with and into Elmer's. For reasons set out below, these transactions have been accounted for as a purchase of Elmer's by CBW and, accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. Subsequent to the acquisition on August 25, 1998, the Company's financial statements reflect the combined results of operations and financial position of CBW and Elmer's based on the new basis of accounting for Elmer's and the historical cost basis of CBW. Prior to August 25, 1998, the financial statements of the Company include only the results of operations, financial position and cash flows of CBW, which began operations on June
16, 1995.

	Effective February 18, 1999, the Company merged with its majority shareholder, CBW, in a transaction in which the Company was the surviving corporation. The Company acquired all of the stock and assets of CBW including five Ashley's delis. Effective
March 31, 1999, the Company executed a stock exchange agreement with Grass Valley Ltd., Inc. ("GVL"), a closely held Oregon corporation, in a transaction in which the Company acquired 100% of the outstanding stock of GVL. As a wholly owned subsidiary of the Company, GVL is the owner and operator of four restaurants in Hillsboro, Aloha, and Tigard, Oregon operating under the trade name of "Richard's Deli and Pub."

	The acquisition of a controlling interest in Elmer's by CBW and the GVL acquisition were accounted for under the purchase method. Elmer's merger transaction with CBW was accounted for as a reverse acquisition. In accordance with generally accepted accounting principles, the latter transaction has been accounted for as a purchase of Elmer's. by CBW and accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. (For more information, see the Notes to Consolidated Financial Statements included as part of the Company's Annual Report on Form 10-K for the year ended
March 31, 1999). The consolidated financial statements only include the accounts of CBW for the three months ended June 30, 1998 (rather than the previously reported results of Elmer's).
Because of the significance of these transactions, the Company believes that a discussion and analysis of the Company's results of operations on a pro forma basis, which include consolidated results of operations of Elmer's, CBW, and GVL, provides a more meaningful comparison than the discussion and analysis of actual results of operations which, prior to these transactions, only includes the results of operations of CBW and supplements the following highlights of historical results.

Highlights of Historical Results. The Company reported net income of approximately $193,470, or $.12 per share for the quarter ended June 30, 1999, on sales of $5.436 million as compared to reported net income of approximately $36,321, net of pro forma income tax provision, or $.05 per share for the first quarter ended June 30, 1998. The $157,149 increase in net income is attributable to the addition of earnings from Elmer's and GVL for the three months ended June 30, 1999 and an improvement in comparable same store operating performance. The Company's total assets as at June 30, 1999 were $13.1 million which is an increase of $47,769 over total assets as at March 31, 1999. In the three months ended June 30, 1999, working capital increased
$157,022 while notes payable (net of current portion) decreased
$143,160. Cash provided by operating activities totaled $492,320 for the three months ended June 30, 1999 compared to $116,008 for the three months ended June 30, 1998. The increase in cash provided from operations is attributable to the addition of operations from Elmer's and GVL for the three months ended June
30, 1999.

Comparison to Pro Forma Results of Operations. As discussed above, the Company believes that a discussion and analysis of the Company's results of operations (which include those of CBW and GVL) compared on a pro forma basis, provides a more meaningful comparison than the discussion and analysis of reported actual results of operations. The following discussion and analysis presents the Company's results of operations for the three months ended June 30, 1999 and 1998 respectively, as if the merger of CBW and the acquisition of GVL had occurred on April 1, 1998 after giving effect to pro forma adjustments, including amortization of goodwill, depreciation, interest expense, and related income tax effects. The 1998 pro forma information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of results of operations.

For the three months ended June 30, 1999, the Company's net income and earnings per share increased 22% over pro forma net income and earnings per share for the comparable period in 1998.
Net income as a percentage of total revenue increased from 3.0%, based on pro forma results for the three months ended June 30, 1998, to 3.6% for the quarter ended June 30, 1999.


Dollar amounts in thousands       Results of Operations     Pro Forma Results of Operations
except per share data             For the quarter ended     For the quarter ended
                                  June 30, 1999             June 30, 1998
                                  -------------             --------------
                                                   Percent                        Percent
                                       Amount      of Revenues     Amount         of Revenues
                                       ------      -----------     ------         -----------
Revenue                                $5,436      100.0%          $5,195         100.0%
Restaurant costs and expenses           3,854       70.9            3,575          68.8
General and administrative expenses     1,150       21.2            1,243          23.9
Operating income                          432        7.9              378           7.3
Non operating income (expense)           (140)      (2.6)            (139)         (2.7)
Net income                                193        3.6              158           3.0

Earnings per share                      $0.12                       $0.10

Weighted average shares
  outstanding                       1,586,229                   1,586,229


Dollar amounts in thousands
                               Revenue                   Pro Forma Revenue
                               For the quarter ended     For the quarter ended
                               June 30, 1999             June 30, 1998
                               -------------             -------------
                                           Percent of                Percent of
                               Amount      Revenues      Amount      Revenues
                               ------      --------      ------      --------
Restaurant operations:

Restaurant sales               $4,601      84.6%       $4,463        85.9%
Lottery                        669         12.3           573        11.0
                               ------      -----       ------        -----
                               5,270       96.9         5,036        96.9

Franchise operations              166       3.1           159         3.1
                               ------      -----       ------        -----

Total pro forma revenue        $5,436      100.0%       $5,195        100.0%
                               ======      ======       ======        ======


Revenues. Revenues for the three months ended June 30, 1999 were 4.6% greater than pro forma revenues for the comparable period in 1998. Revenues from same store restaurant operations and franchise operations showed an increase of 4.6% over the same pro forma period ended June 30, 1998. The Company anticipates further improvement in same store sales as it rolls out a new menu design in the second quarter of fiscal 2000 and an ongoing "outsert" menu program throughout fiscal 2000.

Restaurant Costs and Expenses. Restaurant costs and expenses, which consists of four categories including food, beverage and supply costs, labor and labor related costs, occupancy costs, and depreciation and amortization, increased to 70.9% of revenue for the three months ended June 30, 1999 compared to pro forma 68.8% for the three months ended June 30, 1998. Food, beverage and supply costs as a percentage of total revenues were 29.4% for the three months ended June, 30, 1999 compared to a pro forma 28.4% for the three months ended June 30, 1998. Labor expenses totaled 32.7% of revenues for three months ended June 30, 1999 compared to 31.0% of pro forma revenues for the three months ended June 30, 1998. The increase in food, beverage and supply cost as a percentage of revenue in the first quarter of fiscal 2000 over pro forma first quarter of fiscal 1999 is principally a result of the introduction of the new "outsert" menu program and in-store training, promotions and development. The increase in labor as a percentage of revenues in the first quarter of 2000 over pro forma first quarter 1999 is driven by an 8.3% increase in Oregon's minimum wage rate in 1999 and a 10.7% increase in Washington's minimum wage rate in 1999. Occupancy costs as a percentage of revenues dropped from a pro forma 6.3% for the three months ended June 30, 1998 to 5.8% for the three months ended June 30, 1999. Depreciation and amortization expense as a percentage of revenues dropped from a pro forma 3.1% for the three months ended June 30, 1998 to 3.0% for the three months ended June 30, 1999. Both decreases are principally attributable to the 4.6% increase in revenues.

General and Administrative Expenses. General and administrative ("G&A") expenses were 21.2% of total revenue in the first quarter of 2000 compared to 23.9% of pro forma revenues in the comparable period in 1999. Increased revenues and management attention towards overhead cost minimization is responsible for the reduction in the amount of G&A expenses as a percentage of total revenues.

Non Operating Income (Expenses). Net interest expenses were 2.6% of total revenues in the first quarter of fiscal 2000 compared to 2.7% of pro forma total revenues in the comparable period in fiscal 1999.

Liquidity and Capital Resources. As of June 30, 1999, the Company had cash and equivalents of approximately $892,206 representing an increase of approximately $289,000. The increase resulted from cash provided by operations totaling approximately $492,000, cash used in financing activities of approximately $153,000, and cash used in investing activities of approximately $50,400. Cash provided by financing activities was primarily payments on notes payable of $140,616. Cash used in investing activities was primarily $50,397 for additions to property, buildings and equipment.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. As of June 30, 1999, the Company had outstanding indebtedness for borrowed money of $2.5 million under a term loan facility and $2.3 million real estate loan facilities with Wells Fargo Bank and $1.25 million under a term loan facility with Eagle's View Management Company, Inc. ("EVM"), assumed at the time of the merger with CBW, Inc. The Wells Fargo loans have a weighted-average maturity of 9 years, bear interest at an average of 7.9%, require monthly payments of principal and interest, are collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. and impose certain financial restrictions and covenants, the most restrictive of which, require the Company to maintain a maximum of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 5.5 to 1.0. The Company was in compliance with this covenant as at June 30, 1999. In addition, effective September 30, 1999, and thereafter on a trailing four quarter basis as of the end of each fiscal quarter, the Company will be required to maintain a ratio of cash generation to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. The Company also has available a $250,000 line of credit with Wells Fargo Bank through September 1, 2000. The EVM loan has a maturity of approximately 5 years, an interest rate of 12%, requires monthly payments of interest only, and is collateralized by a second position on substantially all the assets owned by Elmer's Restaurants, Inc. and does not impose financial covenants upon the Company.

The Company's primary source of liquidity during the year was the operation of the restaurants, franchise fees earned from its franchisees, internal cash and borrowings as discussed above.

In the future, the Company's liquidity and capital resources will primarily depend on the operations of Elmer's Restaurants, Inc., CBW, Inc. and Grass Valley Ltd., Inc. which, under the provisions of the Company's loan agreements, would permit, under certain conditions, distributions and dividends to the Company's shareholders and early reduction of the EVM indebtedness.
Elmer's Restaurants, Inc., CBW, Inc. and Grass Valley Ltd., Inc., like most restaurant businesses, are able to operate with nominal or deficit working capital because sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders.

The Company believes that it will continue to be able to obtain adequate financing on acceptable terms for new restaurant construction and acquisitions and that cash generated from operations will be adequate to meet its financial needs and to pay operating expenses for the foreseeable future, although no assurances can be given.

Effects of Year 2000. The Company has completed its assessment of internal systems and has concluded that its hardware and software are Year 2000 compliant. The Company has concluded that it will not be necessary to replace its retail point of sale hardware and that, based on information available at this time, the remaining costs to implement the Year 2000 readiness program will not be material.

Communication with respect to Year 2000 issues with the Company's suppliers is ongoing. While not expected, the Company may experience delays in receipt of product, which could adversely affect sales and earnings. The Company cannot currently estimate to what extent future operating results might be adversely affected by the possible failure of these third parties to successfully address their Year 2000 issues. However, the Company's program includes actions designed to identify and minimize where possible, any third party exposure. The distribution centers that deliver products to the restaurants maintain an adequate inventory to supply items for approximately four weeks. If suppliers are unable to deliver product to the distribution centers due to Year 2000 or other plant malfunctions, alternative suppliers are currently being identified that could deliver product that matches the Company's specifications.

There can be no assurance that additional costs will not be incurred, or that the objective of the program will be achieved.
However, the Company continues to monitor activities related to the program designed to ensure Year 2000 readiness.

Item 3.	Quantitative and Qualitative Disclosures about Market
Risk

Special Note Regarding Forward-Looking Statements:

CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WHICH WE BELIEVE ARE REASONABLE AND WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS RELATING TO THE COMPANY'S BUSINESS, FINANCIAL CONDITION, AND OPERATIONS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF ELMER'S RESTAURANTS, INC. (INDIVIDUALLY AND COLLECTIVELY WITH ITS SUBSIDIARIES, HEREIN THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE ABILITY TO ACCOMPLISH STATED GOALS AND OBJECTIVES; SUCCESSFUL INTEGRATION OF ACQUISITIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; CONSUMER TRIAL AND FREQUENCY; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR RESTAURANT DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; CHANGES IN REGULATIONS EFFECTING LOTTERY COMMISSIONS; QUALITY OF MANAGEMENT; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; THE RESULTS OF FINANCING EFFORTS; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; IMPACT OF YEAR 2000; CONTINUED NASDAQ LISTING; WEATHER CONDITIONS; CONSTRUCTION SCHEDULES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q.

The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding as at June 30, 1999, $1.3 million principal amount was accruing interest at a variable rate of LIBOR plus 2.75%. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

Principal Amount by Expected Maturity
(In thousands)

                                                                                   Fair
                                   Fiscal Year:                  There-            Value
(dollars in thousands)   2000    2001    2002    2003    2004    after   Total     6/30/99
------------------------------------------------------------------------------------------

Variable rate debt       177.3   236.4   236.4   236.4   236.4   118.2   1,241.0   1,241.0
Average Interest Rate -
2.75% above LIBOR        7.7%    7.7%    7.7%    7.7%    7.7%    7.7%


Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

Securities Sold

(c) 	The following unregistered securities were issued by the
Company during the three months ended June 30, 1999:

Date of              Description of          Number of Shares           Offering/Exercise
Sale/Issuance        Securities Issued       Sold/Issued/Subject        Price Per Share
                                             to Options or Warrants
--------------       -----------------       ----------------------     ------------------
April 21, 1999       Common Stock Options    100,000                    $6.25


All of the above options were granted to employee directors pursuant to the 1999 Stock Option Plan. The options so granted (which are non-qualified stock options) will be fully vested on March 30, 2000. The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

Item 5.	Other Information

In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after May 30, 2000 (45 days prior to the month and date in 2000 corresponding to the date on which the Company mailed its proxy materials for the 1999 annual meeting), proxy voting on that proposal when and if raised at the 2000 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 2000 annual meeting must be received at the principal executive office of the Company no later than February 5, 2000.

Item 6.	Exhibits and Reports of Form 8-K

	a)	Exhibits:

		Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form
10-Q, and are incorporated herein by this reference.

	b)	Reports on Form 8-K:

		(i)	Current Report on Form 8-K/A dated June 14, 1999
and filed June 15, 1999 (amending and restating the Company's
Current Report on Form 8-K dated February 18, 1999 and filed
March 5, 1999), This Report on Form 8-K/A disclosed the merger of
Elmer's Restaurants, Inc. with its majority shareholder, CBW, Inc., and presented the historical financial statements of CBW, Inc. and the unaudited pro forma combined financial statements of CBW, Inc. and Elmer's Restaurants, Inc.

		(ii)	Current Report on Form 8-K/A dated June 14, 1999
and filed June 15, 1999 (amending and restating the Company's
Current Report on Form 8-K dated March 31, 1999 and filed April
15, 1999). This Report on Form 8-K/A disclosed the Company's acquisition of Grass Valley, Ltd., Inc. ("GVL") and presented the audited financial statements of GVL and the unaudited pro forma combined financial statements for Elmer's Restaurants, Inc. and GVL.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						Elmer's Restaurants, Inc.



						By:	/s/ WILLIAM W. SERVICE
							----------------------
							William W. Service
							Chief Executive Officer


						By:	/s/ JUANITA NELSON
							-----------------------
							Juanita Nelson,
							Secretary/Controller

Dated: August 12, 1999

EXHIBIT INDEX


Exhibit 									Sequential
  No.			Description 				Page No.


3 (i)  *  Restated Articles of Incorporation of the Company
(Incorporated herein by reference from Exhibit No. 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31,
1988.)

3 (ii) * By-Laws of the Company, as amended. (Incorporated herein by reference from Exhibit 3.2 of the Company's Annual
Report on Form 10-K for the year ended March 31, 1990.)

27	Financial Data Schedule						16

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE COMPANY'S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS.

ELMER'S RESTAURANT'S, INC.
10-Q DATA

Financial Data Schedule

PERIOD TYPE:                 THREE MONTHS

Quarter End                  JUN-30-99
Period Start                 APR-01-99
Period End                   JUN-30-99
Cash                           892,206
Securities                        -
Receivables                    323,334
Allowances                      (5,000)
Inventory                      328,410
Current Assets               1,686,025
FF&E                        14,937,965
Depreciation                (8,143,104)
Total Assets                13,094,453
Current Liabilities          1,868,949
Bonds, MTGS                  5,560,379
Common                       4,746,520
Preferred Mandatory               -
Preferred                         -
Other SE                       145,605
Total Liability and Equity  13,094,453
Sales                        4,600,968
Total Revenues               5,436,024
CGS                          3,854,213
Total Costs                  5,004,054
Other Expenses                    -
Loss Provision                    -
Interest Expense               143,451
Income Pretax                  291,970
Income Tax                      98,500
Income Continuing              193,470
Discontinued                      -
Extraordinary                     -
Changes                           -
Net Income                     193,470
EPS Primary                       0.12
EPS Diluted                       0.12





