Form 10-Q
period 1999-09-30
ELMERS RESTAURANTS INC
filed 1999-11-15
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 or

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


ELMER'S RESTAURANTS, INC.
INDEX

Page
Number
------

PART I:  FINANCIAL INFORMATION

	Item 1.	Financial Statements					3
			Condensed Consolidated Balance Sheets,
			  September 30, 1999 (Unaudited) and
			  March 31, 1999

			Condensed Consolidated Statements of Income,	5
			  Six months and three months ended
			  September 30, 1999 and 1998 (Unaudited)

			Condensed Consolidated Statements of Cash 	8
			  Flows, Six months ended September 30,
			  1999 and 1998 (Unaudited)

			Notes to Condensed Consolidated Financial 	10
			  Statements (Unaudited)

	Item 2.	Management's Discussion and Analysis of 	13-20
			  Financial Statements (Unaudited)

	Item 3.	Quantitative and Qualitative Disclosures 	20
			  about Market Risk

PART II: OTHER INFORMATION AND SIGNATURES

	Item 4.	Submission of Matters to a Vote of Security 	22
			  Holders

	Item 6.	Exhibits and Reports on Form 8-K			23

			Signatures							23

ELMER'S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                    September 30, 1999      March 31, 1999
                                    (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents         $    1,386,629          $     603,572
  Accounts receivable                      174,999                280,979
  Inventories                              310,473                372,584
  Prepaid expenses and other               156,898                167,177
  Income taxes receivable                        -                107,232
                                    --------------           ------------

      Total current assets               2,028,999              1,531,544

  Property, buildings and
    equipment-net                        6,729,648              6,882,822
  Intangible assets - net                4,442,009              4,503,417
  Other assets                             125,273                128,901
                                     -------------           ------------

      Total assets                   $  13,325,929          $  13,046,684
                                     =============          =============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable, current portion     $     577,499          $     572,399
  Accounts payable                         705,680                839,781
  Accrued expenses                         258,354                165,140
  Accrued payroll and related taxes        366,428                294,170
  Accrued income taxes                     100,078                      -
                                     -------------          -------------

      Total current liabilities          2,008,039              1,871,490

  Notes payable, net of current
    portion                              5,415,466              5,703,539
  Deferred income taxes                    773,000                773,000
                                     -------------          -------------

      Total liabilities                  8,196,505              8,348,029
                                     -------------          -------------

  Common stock                           4,746,520              4,746,520
  Retained earnings (accumulated
  deficit)                                 382,904                (47,865)
                                     -------------          -------------

      Total shareholders' equity         5,129,424              4,698,655
                                     -------------          -------------



      Total liabilities and
        shareholders' equity         $  13,325,929          $  13,046,684
                                     =============          =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


ELMER'S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                           Six Months Ended              Three Months Ended
                             September 30,                  September 30,
                        ---------------------          -----------------------
                        1999             1998          1999         1998
                        ---------------------          -----------------------

REVENUES:
                        $  11,036,751    $2,417,968    $5,600,727   $1,863,232
                        -------------    ----------    ----------    ---------

COSTS AND EXPENSES:

  Cost of restaurant
   sales
    Food and beverage       3,237,506      834,253     1,638,683      574,602
    Labor and related       3,537,243      708,121     1,762,122      589,910
  Occupancy costs             632,870      157,250       317,663      120,717
  Depreciation and
  amortization                335,552       65,433       170,490       61,837
  General and adminis-
  trative expenses          2,373,045      420,179     1,223,204      341,381
                           ----------      ---------   ---------    ---------
                           10,116,216    2,185,236     5,112,162    1,688,447
                           ----------    ---------     ---------    ---------

INCOME FROM OPERATIONS
BEFORE OTHER INCOME
(EXPENSE)
                              920,535      232,732       488,565      174,785

OTHER INCOME (EXPENSE):
  Other income                 15,901        6,536        12,450        6,536
  Interest expense           (284,357)     (80,145)     (140,906)     (77,019)
  Gain on disposition
  of assets                         -        9,952             -        9,952
                           ----------    ---------     ---------    ---------

  Income before provision
  for income taxes            652,079      169,075       360,109      114,254

  Provision for income taxes (221,310)     (26,575)     (122,810)     (26,575)
                           ----------    ---------     ---------    ---------

Income before minority
interest                      430,769      142,500       237,299       87,679

Minority interest                   -      (23,987)            -      (23,987)
                           ----------     --------     ---------     --------

Net income                 $  430,769     $118,513     $ 237,299     $ 63,692
                           ==========    =========     =========     ========


         PER SHARE DATA:
  Net income per
  share - Basic            $     0.27    $    0.15     $    0.15     $   0.08
                           ==========    =========     =========     ========

  Weighted average number
  of common shares
  outstanding - Basic       1,586,229      770,500     1,586,229      770,500
                           ==========    =========     =========     ========


  Net income per
  share - Diluted          $     0.26    $    0.15     $    0.14     $   0.08
                           ----------    ---------     ---------     --------

  Weighted average number
  of common shares
  outstanding - Diluted     1,639,785      770,500     1,654,677      770,500
                           ==========    =========     =========     ========

                           (Unaudited Pro forma Information)

Income before income taxes $  652,079    $ 169,075     $ 360,109     $114,254

Provision for income taxes   (221,310)     (57,486)     (122,810)     (38,846)

Minority interest                   -      (23,987)            -      (23,987)
                           ----------    ---------     ---------     --------

Pro forma net income       $  430,769    $  87,602     $ 237,299     $ 51,421
                           ==========    =========     =========     ========

Pro forma net income
per share - Basic          $     0.27    $    0.11     $    0.15     $   0.07
                           ==========    =========     =========     ========

Weighted average number
of common shares
outstanding - Basic         1,586,229      770,500     1,586,229      770,500
                           ==========    =========     =========     ========

Pro forma net income
per share - Diluted        $     0.26    $    0.11     $    0.14     $   0.07
                           ==========    =========     =========     ========

Weighted average number
of common shares
outstanding - Diluted       1,639,785      770,500     1,654,677      770,500
                           ==========    =========     =========     ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

ELMER'S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                    For the six months ended
                                                           September 30,
                                                        1999          1998
                                                    ------------  ------------
Cash flows from operating activities
  Net income                                        $  430,769    $  118,513
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      335,552        65,433
    Minority Interest                                        -        23,987
    Changes in assets and liabilities:
    Receivables                                        105,980       147,160
    Inventories                                         62,111        27,015
    Prepaid expenses and other                          10,279       (15,803)
    Other assets                                         3,628        15,705
    Accounts payable and accrued expenses               31,371      (140,619)
    Income taxes                                       207,310        26,590
                                                    ----------    ----------
  Net cash provided by operating activities          1,187,000       267,981
                                                    ----------    ----------

Cash flows from investing activities:
  Additions to property, buildings, equipment
   and intangible assets                              (120,970)     (190,179)
  Business acquisition, net of cash acquired                      (3,165,570)
                                                    ----------    ----------

    Net cash used in investing activities             (120,970)   (3,355,749)
                                                    ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                    -     4,000,000
  Proceeds from sale of CBW, Inc. common stock               -       600,000
  Payments on notes payable                           (282,973)      (40,283)
  Distributions                                              -       (45,282)
                                                    ----------    ----------

    Net cash provided by (used in)
    financing activities                              (282,973)    4,514,435
                                                    ----------    ----------

    Net increase in cash
    and cash equivalents                               783,057     1,426,667

Cash and cash equivalents, beginning of period         603,572        42,189
                                                    ----------    ----------

Cash and cash equivalents, end of period            $1,386,629    $1,468,856
                                                    ==========    ==========

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Interest                                         $ 284,357    $   80,145
                                                     =========    ==========
    Income taxes                                     $  12,000    $        -
                                                     =========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


ELMER'S RESTAURANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

	The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc., ("Elmers" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 1999 balance sheet was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 1999, 1998, and 1997, respectively, included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

	The consolidated financial statements as of September 30, 1999 and March 31, 1999 and for the six months ended September 30, 1999 respectively, include the accounts of Elmer's Restaurants, Inc., CBW Inc. ("CBW"), and Grass Valley Ltd., Inc. ("GVL"). The consolidated financial statements for the three months and six months ended September 30, 1998 include the accounts of CBW and the accounts of Elmer's from August 25, 1998.

	Prior to the merger with Elmer's, CBW was taxed for federal and state income tax purposes as a limited liability company or as an S corporation from inception. The unaudited pro forma information reflects benefits (provision) for income taxes that would have been recorded had CBW been a taxable C corporation for all periods presented.

	The following table represents the unaudited pro forma results of operations for the three months and six months ended September 30, 1998 as if the acquisition of 53.8% of the outstanding common stock of Elmer's, the merger of CBW with and into Elmer's and the acquisition of GVL had occurred at the beginning of the periods. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.

                                              Three Months Ended
                                              September 30, 1998
                                              ------------------

Total revenue                                 $  5,308,000
Income from operations                        $    395,000
Income before provision for income taxes      $    292,000
Net income                                    $    194,000
Net income per share of common stock          $        .12

Weighted average number of shares outstanding    1,586,229


                                              Six Months Ended
                                              September 30, 1998
                                              ------------------
Total revenue                                 $ 10,504,000
Income from operations                        $    773,000
Income before provision for income taxes      $    531,000
Net income                                    $    350,000
Net income per share of common stock          $        .22

Weighted average number of shares                1,586,229


     The results of operations for the three months and six months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000, or any other future interim report.

2.	Reconciliation of Earnings per Share

On April 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                Six Months Ended           Three Months Ended
                                September 30,              September 30,
                                --------------------       ------------------
                                1999        1998           1999       1998
                                ----        ----           ----       ----
Numerator:
  Net income                    $ 430,769   $118,513       $237,299   $63,692
                                =========   ========       ========   =======

Denominator:
  Denominator for basic
  earnings per share
  weighted average number
  of common shares              1,586,229    770,500      1,586,229   770,500

  Effect of dilutive
  securities:
    Employee stock options         53,556          -         68,448         -
                                ---------    -------      ---------   -------

  Denominator for diluted
  earnings per share            1,639,785    770,500      1,654,677   770,500

  Earnings per share - basic    $    0.27   $   0.15      $    0.15   $  0.08

  Earnings per share - diluted  $    0.26   $   0.15      $    0.14   $  0.08


PART I - Financial Information

Item 1.		Financial Statements

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Elmer's Restaurants, Inc. and subsidiaries (the "Company" or "Elmer's") and their results of operations and cash flows.

This report on Form 10-Q for the fiscal quarter ended September
30, 1999 should be read in conjunction with the Company's Annual
Report to Shareholders on Form 10-K for the fiscal year ended
March 31, 1999.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Elmer's Restaurants, Inc., located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the name "Elmer's Breakfast. Lunch. Dinner." and an operator of delicatessen restaurants under the names "Ashley's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company now owns and operates 11 Elmer's restaurants and franchises 18 Elmer's restaurants in six western states. The Company reports on a fiscal year commencing April 1 and ending March 31 of the following year.

On August 25, 1998, CBW, Inc. ("CBW"), a closely held Oregon corporation, acquired a controlling interest in the then outstanding common stock of Elmer's. On February 18, 1999, CBW merged with and into Elmer's. For reasons set out below, these transactions have been accounted for as a purchase of Elmer's by CBW and, accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. Subsequent to the acquisition on August 25, 1998, the Company's financial statements reflect the combined results of operations and financial position of CBW and Elmer's based on the new basis of accounting for Elmer's and the historical cost basis of CBW. Prior to August 25, 1998, the financial statements of the Company include only the results of operations, financial position and cash flows of CBW, which began operations on June 16, 1995.

Effective February 18, 1999, the Company merged with its majority shareholder, CBW, in a transaction in which the Company was the surviving corporation. The Company acquired all of the stock and assets of CBW including five Ashley's delicatessen restaurants. Effective March 31, 1999, the Company executed a stock exchange agreement with Grass Valley Ltd., Inc. ("GVL"), a closely held Oregon corporation, in a transaction in which the Company acquired 100% of the outstanding stock of GVL. As a wholly owned subsidiary of the Company, GVL is the owner and operator of four restaurants in Hillsboro, Aloha, and Tigard, Oregon operating under the trade name of "Richard's Deli and Pub. "

The acquisition of a controlling interest in Elmer's by CBW and the GVL acquisition were accounted for under the purchase method. Elmer's merger transaction with CBW was accounted for as a reverse acquisition. In accordance with generally accepted accounting principles, the latter transaction has been accounted for as a purchase of Elmer's by CBW and accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. (For more information, see the Notes to Consolidated Financial Statements included as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1999). For reasons related to purchase accounting treatment, the consolidated financial statements for the three months and six months ended September 30, 1998 only include the accounts of CBW (rather than the previously reported results of Elmer's) and the accounts of Elmer's from August 25, 1998. Because of the significance of these transactions, the Company believes that a discussion and analysis of the Company's results of operations on a pro forma basis, which include consolidated results of operations of Elmer's, CBW, and GVL, provides a more meaningful comparison than the discussion and analysis of actual results of operations which, prior to these transactions, only includes the results of operations of CBW and supplements the following highlights of historical results.

Highlights of Historical Results. The Company reported net income of approximately $237,000 and $431,000, or $.15 and $.27 per share for the three and six month period ended September 30, 1999, respectively. These results are compared to reported net income of approximately $51,000 and $88,000, net of pro forma income tax provision, or $.07 and $.11 per share for the three and six month period ended September 30, 1998, respectively. The approximately $186,000 and $343,000 increases in net income for the three and six months ended September 30, 1999, respectively, are attributable to the addition of earnings from Elmer's and GVL, and an improvement in comparable same store operating performance. The Company's total assets at September 30, 1999 were $13.3 million which is an increase of $279,245 over total assets as at March 31, 1999. In the six months ended September 30, 1999, working capital increased $360,906 while notes payable decreased $282,973. Cash provided by operating activities totaled $1,187,000 for the six months ended September 30, 1999 compared to $267,981 for the six months ended September 30, 1998. The increase in cash provided from operations is attributable to the addition of operations from Elmer's and GVL for the six months ended September 30, 1999.

Comparison to Pro Forma Results of Operations. As discussed above, the Company believes that a discussion and analysis of the Company's results of operations (which include those of CBW and GVL) compared on a pro forma basis, provides a more meaningful comparison than the discussion and analysis of reported actual results of operations. The following discussion and analysis presents the Company's results of operations for the three months ended September 30, 1999 and 1998 respectively, as if the merger of CBW and the acquisition of GVL had occurred on April 1, 1998 after giving effect to pro forma adjustments, including amortization of goodwill, depreciation, interest expense, and related income tax effects. The 1998 pro forma information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of future results.

The Company's net income and basic earnings per share increased 22% and 23% over pro forma net income and basic earnings per share for the three and six month comparable period in 1998, respectively. Net income as a percentage of total revenue increased from 3.7% and 3.3%, based on pro forma results for the three and six months ended September 30, 1998, respectively, to 4.2% and 3.9% for the three and six month period ended September 30, 1999, respectively.

Dollar amounts in thousands except per share data
                                                         Pro Forma
                               Results of Operations     Results of Operations
                               For six months ended      For the six months ended
                               September 30, 1999        September 30, 1998
                               ---------------------     ---------------------
                                          Percent of                Percent of
                               Amount     Revenues       Amount     Revenues
                               ------     ----------     ------     ----------
Revenue                        $  11,037  100.0%         $10,504    100.0%
Restaurant costs and expenses      7,743   70.2            7,285     69.4
General and administrative
 expenses                          2,373   21.5            2,446     23.3
Operating income                     921    8.3              773      7.4
Non operating income (expense)      (268)  (2.4)            (242)    (2.3)
Net income                           431    3.9              350      3.3

Earnings per share - Basic         $0.27                            $0.22

Weighted average number of
 common shares outstanding     1,586,229                        1,586,229

Dollar amounts in thousands
                                                         Pro Forma
                             Results of Operations       Results of Operations
                             For the quarter ended       For the quarter ended
                             September 30, 1999          September 30, 1998
                             ---------------------       ---------------------
                                        Percent of                  Percent of
                             Amount     Revenues         Amount     Revenues
                             ------     ----------       ------     ----------
Revenue                      $5,601     100.0%           $5,308     100.0%
Restaurant costs and
 expenses                     3,889      69.4             3,710      69.9
General and administrative
 expenses                     1,223      21.8             1,203      22.7
Operating income                489       8.7               395       7.4
Non operating income
 (expense)                     (128)     (2.3)             (103)     (1.9)
Net income                      237       4.2               194       3.7

Earnings per share - Basic    $0.15                       $0.12

Weighted average number
 of common shares
 outstanding              1,586,229                   1,586,229


Revenues. Revenues for the three and six months ended September 30, 1999 were 5.5% and 5.1% greater, respectively, than pro forma revenues for the comparable period in 1998. Revenues from same store restaurant operations showed an increase of 6.0% and 5.3% for the three and six months ended September 30, 1999 over the
comparable period in 1998.   The Company anticipates further
improvement in same store sales as it rolls out a new menu in the third quarter of fiscal 2000 and an ongoing "outsert" menu program throughout fiscal 2000.

Restaurant Costs and Expenses. Restaurant costs and expenses, which consists of four categories including food, beverage and supply costs, labor and labor related costs, occupancy costs, and depreciation and amortization, decreased to 69.4% and increased to 70.2% of revenue for the three and six months ended September 30, 1999, respectively, compared to pro forma 69.9% and 69.4% for the three and six months ended September 30, 1998, respectively. Food, beverage and supply costs as a percentage of total revenues were 29.2% and 29.5% for the three and six months ended September, 30, 1999, respectively, compared to a pro forma 29.6% and 29.3% for the comparable period in 1998. Labor expenses totaled 31.5% and 32.0% of revenues for three and six months ended September 30, 1999, respectively, compared to 31.0% and 30.9% of pro forma revenues for the three and six months ended September 30, 1998, respectively. The increase in labor as a percentage of revenues for the three months and six months ended September 30, 1999 over the pro forma comparable period in 1998 is driven by an 8.3% increase in Oregon's minimum wage rate in 1999 and a 10.7% increase in Washington's minimum wage rate in 1999. Occupancy costs as a percentage of revenues dropped from a pro forma 6.2% and 6.1% for the three and six months ended September 30, 1998 to 5.7% for the three and six months ended September 30, 1999. Depreciation and amortization expense as a percentage of revenues dropped from a pro forma 3.1% for both the three and six months ended September 30, 1998 to 3.0% for both the three and six months ended September 30, 1999. Both decreases are principally attributable to increases in revenues.

General and Administrative Expenses. General and administrative ("G&A") expenses were 21.8% and 21.5% of total revenue for the three and six months ended September 30, 1999, respectively, compared to 22.7% and 23.3% of pro forma revenues in the comparable period in 1998. Increased revenues and management attention towards overhead cost minimization are responsible for the reduction in the amount of G&A expenses as a percentage of total revenues.

Non Operating Income (Expenses). Net operating income (expense) was (2.3%) and (2.4%) of total revenues for the three and six months ended September 30, 1999 compared to (1.9%) and (2.3%) of pro forma total revenues in the comparable period in 1998. Non-operating income totaling 5.3% and 4.1% of revenues for the three and six months ended September 30, 1998 from the sale of non-operating assets did not reoccur in 1999.

Liquidity and Capital Resources. As of September 30, 1999, the Company had cash and equivalents of approximately $1,387,000 representing an increase of approximately $783,000 for the six months ended September 30, 1999. The increase resulted from cash provided by operations totaling approximately $1,187,000, cash used in investing activities of approximately $121,000 and cash used in financing activities of approximately $283,000. Cash used by financing activities was payments on notes payable of $283,000. Cash used in investing activities was for additions to property, buildings and equipment, and tenant improvements.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. As of September 30, 1999, the Company had outstanding indebtedness for borrowed money of $2.36 million under a term loan facility and $2.32 million real estate loan facilities with Wells Fargo Bank and $1.25 million under a term loan facility with Eagle's View Management Company, Inc. ("EVM"), assumed at the time of the merger with CBW. The Wells Fargo loans have a weighted-average maturity of 7.25 years, bear interest at an average of 8.1%, require monthly payments of principal and interest, are collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. and impose certain financial restrictions and covenants, the most restrictive of which, require the Company to maintain a maximum of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 5.5 to 1.0. In addition, effective September 30, 1999, and thereafter on a trailing four quarter basis as of the end of each fiscal quarter, the Company is also required to maintain a ratio of cash generation to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. The Company was in compliance with these covenants at September 30, 1999. The Company also has available a $250,000 line of credit with Wells Fargo Bank through September 1, 2000. The EVM loan has a maturity of approximately five years, an interest rate of 12%, requires monthly payments of interest only, is collateralized by a second position on substantially all the assets owned by Elmer's Restaurants, Inc. and does not impose financial covenants upon the Company.

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

The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding as at September 30, 1999, $1.18 million principal amount was accruing interest at a variable rate of LIBOR plus 2.25%. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

Principal Amount by Expected Maturity
(In thousands)

                                                                                   Fair
                                   Fiscal Year:                  There-            Value
(dollars in thousands)   2000    2001    2002    2003    2004    after   Total     6/30/99
------------------------------------------------------------------------------------------

Variable rate debt       118.2   236.4   236.4   236.4   236.4   118.2   1,182.0   1,182.0
Average Interest Rate -
2.25% above LIBOR        8.0%    8.0%    8.0%    8.0%    8.0%    8.0%



Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

On August 5, 1999, at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date, 1,586,229 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

Proposal I:	Election of Directors.

The shareholders elected William W. Service and Paul Welch to the
Company's Board of Directors for a one year term expiring at the year 2000 annual meeting of Shareholder by the votes indicated below.

William W. Service          1,228,144 shares in favor
                                  800 shares against or withheld
Paul Welch                  1,227,144 shares in favor
                                1,800 shares against or withheld

The shareholders elected Corydon H. Jensen and Thomas C. Connor to the Company's Board of Directors for a two-year term expiring at the year 2001 annual meeting of Shareholder by the votes indicated below.

Corydon H. Jensen           1,228,144 shares in favor
                                  800 shares against or withheld
Thomas C. Connor            1,228,144 shares in favor
                                  800 shares against or withheld

The shareholders elected Bruce Davis, Richard Williams, and
Donald W. Woolley to the Company's Board of Directors each for a three-year term expiring at the year 2002 annual meeting of Shareholder by the votes indicated below.

Bruce Davis                 1,228,144 shares in favor
                                  800 shares against or withheld
Richard Williams            1,228,144 shares in favor
                                  800 shares against or withheld
Donald W. Woolley           1,228,144 shares in favor
                                  800 shares against or withheld

The Board of Directors as previously reported to the Securities &
Exchange Commission has re-elected in its entirety.

Proposal II:     Adoption of the Company's Employee Stock
Purchase Plan.

                            1,226,669 shares in favor
                                  900 shares against or withheld

Proposal III:     Approval of 1999 Stock Option Plan

                            1,153,569 shares in favor
                               74,000 shares against or withheld

Proposal IV:     Ratification and Approval of Indemnification
Agreements

                            1,129,569 shares in favor
                               90,800 shares against or withheld

Proposal V:     Ratification and Approval of Appointment of
PricewaterhouseCoopers, LLP as Independent Public Accountants for the fiscal year ended March 31, 1999

                            1,094,907 shares in favor
                              134,037 shares against or withheld

Item 6.   Exhibits and Reports of Form 8-K

     a)   Exhibits:

          Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form
10-Q, and are incorporated herein by this reference.

     b)   Reports on Form 8-K:

          None.

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

                              Elmer's Restaurants, Inc.


                              By: /s/ WILLIAM W. SERVICE
                                  ----------------------
                                  William W. Service
                                  Chief Executive Officer


                              By:  /s/ JUANITA NELSON
                                  ----------------------
                                  Juanita Nelson,
                                  Secretary/Controller

Dated: November 12, 1999


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

27        Financial Data Schedule                           25


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE COMPANY'S FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30,
1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
FINANCIAL STATEMENTS.

ELMER'S RESTAURANT'S, INC.
10-Q DATA

Financial Data Schedule

PERIOD TYPE:     SIX MONTHS

Quarter End                   SEP-30-99
Period Start                  APR-01-99
Period End                    SEP-30-99
Cash                          1,386,629
Securities                            -
Receivables                     179,999
Allowances                       (5,000)
Inventory                       310,473
Current Assets                2,028,999
FF&E                         15,013,208
Depreciation                 (8,283,560)
Total Assets                 13,325,929
Current Liabilities           2,008,039
Bonds, MTGS                   5,415,466
Common                        4,746,520
Preferred Mandatory                   -
Preferred                             -
Other SE                        382,904
Total Liability and Equity   13,325,929
Sales                         9,257,021
Total Revenues               11,036,751
CGS                           6,774,749
Total Costs                  10,116,216
Other Expenses                        -
Loss Provision                        -
Interest Expense                284,357
Income Pretax                   652,079
Income Tax                      221,310
Income Continuing               430,769
Discontinued                          -
Extraordinary                         -
Changes                               -
Net Income                      430,769
EPS Basic                          0.27
EPS Diluted                        0.26