Form 10-Q
period 1999-12-31
ELMERS RESTAURANTS INC
filed 2000-02-15
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------
                     Washington, D.C. 20549
                            FORM 10-Q
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1999 or

__     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to
                        _________________

                 Commission file number 0-14837

                    ELMER'S RESTAURANTS, INC.
     (Exact name of registrant as specified in its charter)

     OREGON               ___________    93-0836824
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                   Identification
No.)

     11802 S.E. Stark St.
     Portland, Oregon       97216        (503) 252-1485
(Address of principal           (Zip Code)       Registrant's
telephone
executive offices)                               number,
including area code)


   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, no par value
                           ___________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No __

Number of shares of Common Stock outstanding at February 5, 2000:
1,665,553

                    ELMER'S RESTAURANTS, INC.
                    -------------------------
                              INDEX

                                                             Page
                                                           Number
                                                           ------

PART I:  FINANCIAL INFORMATION

     Item 1.     Financial Statements                          3
                 Condensed Consolidated Balance Sheets,
                   December 31, 1999 (Unaudited) and
                   March 31, 1999

                 Condensed Consolidated Statements of Income,  4
                   Nine months and three months ended
                   December 31, 1999 and 1998 (Unaudited)

                 Condensed Consolidated Statements of          5
                   Cash Flows, Nine months ended
                   December 31, 1999 and 1998 (Unaudited)

                 Notes to Condensed Consolidated               6
                   Financial Statements (Unaudited)

     Item 2.     Management's Discussion and Analysis of     7-12
                   Financial Statements (Unaudited)

     Item 3.     Quantitative and Qualitative Disclosures      11
                   about Market Risk

PART II: OTHER INFORMATION AND SIGNATURES

     Item 5.     Other Information                             12

     Item 6.     Exhibits and Reports on Form 8-K              12

               Signatures                                      12

                    ELMER'S RESTAURANTS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                         December 31, 1999
March 31, 1999
                                         -----------------     --
------------
                                             (unaudited)
               ASSETS
Current Assets:
  Cash and cash equivalents               $      1,526,221     $
603,572
  Accounts receivable                              125,758
280,979
  Inventories                                      343,055
372,584
  Prepaid expenses and other                       253,980
167,177
  Income taxes receivable                                -
107,232
                                          ----------------      -
-----------
    Total current assets                         2,249,014
1,531,544

  Property, buildings and equipment-net          6,674,311
6,882,822
  Intangible assets - net                        4,403,489
4,503,417
  Other assets                                     126,464
128,901
                                          ----------------      -
-----------
    Total assets                          $     13,453,278      $
13,046,684
                                          ================
============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable, current portion          $        580,199      $
572,399
  Accounts payable                                 758,298
839,781
  Accrued expenses                                 229,832
165,140
  Accrued payroll and related taxes                209,528
294,170
  Accrued income taxes                             223,816
-
                                          ----------------      -
-----------
    Total current liabilities                    2,001,673
1,871,490

  Notes payable, net of current portion          5,269,387
5,703,539
  Deferred income taxes                            773,000
773,000
                                          ----------------      -
-----------
    Total liabilities                            8,044,060
8,348,029
                                          ----------------      -
-----------
  Common stock                                   4,746,520
4,746,520
  Retained earnings (accumulated deficit)          662,698
(47,865)
                                          ----------------      -
-----------
    Total shareholders' equity                   5,409,218
4,698,655
                                          ----------------      -
-----------

    Total liabilities and
      shareholders' equity                $     13,453,278      $
13,046,684
                                          ================
============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ELMER'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                               Nine Months Ended
                                                  December 31,
                                      ---------------------------
---------
                                             1999
1998
                                      ---------------      ------
---------

REVENUES:                             $    16,621,041      $
7,276,679
                                      ---------------      ------
---------
COSTS AND EXPENSES:

  Cost of restaurant sales
    Food and beverage                       4,745,631
2,110,488
    Labor and related                       5,288,300
2,260,167
  Occupancy costs                             940,778
460,390
  Depreciation and amortization               506,444
243,789
  General and administrative expenses       3,688,992
1,533,204
                                      ---------------      ------
---------
                                           15,170,145
6,608,038
                                      ---------------      ------
---------


INCOME FROM OPERATIONS
BEFORE OTHER INCOME (EXPENSE)               1,450,896
668,641

OTHER INCOME (EXPENSE):

  Other income                                 52,136
14,339
  Interest expense                           (427,521)
(259,569)
  Gain on disposition of assets                 1,100
9,977
                                      ---------------      ------
---------

Income before income taxes                  1,076,611
433,388

  Provision for income taxes                 (366,048)
(121,735)
                                      ---------------      ------
---------

Income Before Minority Interest               710,563
311,653

Minority Interest                                   -
(109,824)

Net Income                           $        710,563      $
201,829
                                     ================
===============

PER SHARE DATA:

  Net income per share - Basic       $           0.43       $
0.25
                                     ================
===============

  Weighted average number of
  common shares outstanding - Basic         1,665,553
809,025
                                     ================
===============

  Net income per share - Diluted     $           0.41      $
0.25
                                      ---------------      ------
---------

  Weighted average number of
  common shares outstanding - Diluted       1,714,897
809,025
                                      ---------------      ------
---------

                                     (Unaudited Pro forma
Information)

Income before income taxes           $      1,076,611      $
433,388

Provision for income taxes                   (366,048)
(147,352)

Minority interest                                   -
(109,824)
                                      ---------------      ------
---------

Pro forma net income                  $       710,563
176,212
                                     ================
===============

Pro forma net income per share - Basic    $          0.43      $
0.22
                                     ================
===============
  Weighted average number of
  common shares outstanding - Basic         1,665,553
809,025
                                     ================
===============

Pro forma net income per share - Diluted $           0.41      $
0.22
                                     ================
===============
  Weighted average number of
  common shares outstanding - Diluted          1,714,897
809,025
                                     ================
===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                              Three Months Ended
                                                  December 31,
                                      ---------------------------
---------
                                             1999
1998
                                      ---------------      ------
---------

REVENUES:                             $     5,584,290      $
4,858,711
                                      ---------------      ------
---------
COSTS AND EXPENSES:

  Cost of restaurant sales
    Food and beverage                       1,508,125
1,276,235
    Labor and related                       1,751,057
1,552,046
  Occupancy costs                             307,909
303,177
  Depreciation and amortization               170,892
178,319
  General and administrative expenses       1,315,947
1,113.025
                                      ---------------      ------
---------
                                            5,053,930
4,422,802
                                      ---------------      ------
---------


INCOME FROM OPERATIONS
BEFORE OTHER INCOME (EXPENSE)                 530,360
435,909

OTHER INCOME (EXPENSE):

  Other income                                 36,235
7,803
  Interest expense                           (143,164)
(179,424)
  Gain on disposition of assets                 1,100
25
                                      ---------------      ------
---------

Income before income taxes                    424,531
264,313

  Provision for income taxes                 (144,737)
(95,160)
                                      ---------------      ------
---------

Income Before Minority Interest               279,794
169,153

Minority Interest
(85,837)
                                      ---------------      ------
---------

Net Income                           $        279,794
83,316
                                     ================
===============

PER SHARE DATA:

  Net income per share - Basic       $           0.17       $
0.10
                                     ================
===============

  Weighted average number of
  common shares outstanding - Basic         1,665,553
809,025
                                     ================
===============

  Net income per share - Diluted     $           0.16      $
0.10
                                      ---------------      ------
---------

  Weighted average number of
  common shares outstanding - Diluted       1,703,945
809,025
                                      ---------------      ------
---------

                                     (Unaudited Pro forma
Information)

Income before income taxes           $        424,531      $
264,313

Provision for income taxes                   (144,737)
(89,866)

Minority interest                                   -
(85,837)
                                      ---------------      ------
---------

Pro forma net income                  $       279,794
88,610
                                     ================
===============

Pro forma net income per share - Basic    $          0.17      $
0.11
                                     ================
===============
  Weighted average number of
  common shares outstanding - Basic         1,665,553
809,025
                                     ================
===============

Pro forma net income per share - Diluted $           0.16      $
0.11
                                     ================
===============
  Weighted average number of
  common shares outstanding - Diluted          1,703,945
809,025
                                     ================
===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ELMER'S RESTAURANTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                  For the nine
months ended
                                                         December
31,
                                                      1999
1998
                                                  ------------
------------

Cash flows from operating activities
  Net income                                      $   710,563
$   201,829
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   506,444
243,789
      Minority Interest                                     -
109,824
      Changes in assets and liabilities:
        Receivables                                   155,221
118,429
        Inventories                                    29,529
(21,195)
        Prepaid expenses and other                    (86,803)
(30,636)
        Other assets                                    2,437
15,705
        Accounts payable and accrued expenses        (101,433)
(35,906)
        Income taxes                                  331,048
8,068
                                                  ------------
------------
  Net cash provided by operating activities         1,547,006
609,907
                                                  ------------
------------

Cash flows from investing activities:
  Additions to property, buildings equipment
    and intangible assets                            (194,105)
(269,565)
  Additions to intangible assets                       (5,000)
(1,000)
  Business acquisition, net of cash acquired                -
(3,176,018)
  Proceeds from sale of assets                          1,100
10,940
                                                  ------------
------------
    Net cash used in investing activities            (198,005)
(3,435,643)
                                                  ------------
------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                   -
4,000,000
  Proceeds from sale of CBW, Inc. common stock              -
600,000
  Payments on notes payable                          (426,352)
(155,096)
  Net change in other non current assets                    -
2,086
  Distributions                                             -
(44,035)
                                                  ------------
------------
    Net cash provided (used) by
      financing activities                           (426,352)
4,402,955
                                                  ------------
------------
    Net increase in cash and cash equivalents         922,649
1,577,219

Cash and cash equivalents, beginning of period        603,572
42,189
                                                  ------------
------------
Cash and cash equivalents, end of period          $ 1,526,221   $
1,619,408
                                                  ===========
============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                        $   427,521
$  259,569
                                                  ============
============
  Income taxes                                    $    37,000
$        -
                                                  ============
============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ELMER'S RESTAURANTS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc., (the "Company" or "Elmer's") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 1999 balance sheet was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 1999, 1998, and 1997, respectively, included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

     All net income per share amounts and weighted average number of common shares outstanding have been retroactively adjusted to reflect the 5% stock dividend which occurred in November 1999.

     The consolidated financial statements as of December 31, 1999 and March 31, 1999 and for the three months and nine months ended December 31, 1999 respectively, include the accounts of Elmer's Restaurants, Inc. ("Elmer's"), CBW Inc. ("CBW," including its wholly-owned subsidiary, CBW Food Company LLC), and Grass Valley Ltd., Inc. ("GVL").

     Prior to the merger with Elmer's, CBW was taxed for federal and state income tax purposes as a limited liability company or as an S-corporation from inception. The unaudited pro forma information reflects provisions for income taxes that would have been recorded had CBW been a taxable C-corporation for all periods presented.

     The following table represents the unaudited pro forma results of operations for the three months and nine months ended December 31, 1998 as if the acquisition of 53.8% of the outstanding common stock of Elmer's, the merger of CBW with and into Elmer's and the acquisition of GVL had occurred at the beginning of the periods. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.

                                     Three months ended     Nine
Months ended
                                     December 31, 1998
December 31, 1998
                                     ------------------     -----
------------
Total revenue                             $5,415,000
$15,919,000
Income from operations                       516,000
1,289,000
Income before provision for
  income taxes                               378,000
909,000
Net income                                   250,000
602,000
Net income per share of
  common stock                                   .15
 .36
Weighted average number of
  shares outstanding                       1,665,553
1,665,553

     The results of operations for the three months and nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000, or any other future interim report.

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

This report on Form 10-Q for the fiscal quarter ended December
31, 1999 should be read in conjunction with the Company's Annual
Report to Shareholders on Form 10-K for the fiscal year ended
March 31, 1999.

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

     On August 25, 1998, CBW, a closely held Oregon corporation, acquired a controlling interest in the then outstanding common stock of Elmer's. On February 18, 1999, CBW merged with and into Elmer's. For reasons set out below, these transactions have been accounted for as a purchase of Elmer's by CBW and, accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. Subsequent to the acquisition on August 25, 1998, the Company's financial statements reflect the combined results of operations and financial position of CBW and Elmer's based on the new basis of accounting for Elmer's and the historical cost basis of CBW. Prior to August 25, 1998, the financial statements of the Company include only the results of operations, financial position and cash flows of CBW, which began operations on June 16, 1995.

     Effective February 18, 1999, the Company merged with its majority shareholder, CBW, in a transaction in which the Company was the surviving corporation. The Company acquired all of the stock and assets of CBW including five Ashley's delis. Effective March 31, 1999, the Company executed a stock exchange agreement with Grass Valley Ltd., Inc. ("GVL"), a closely held Oregon corporation, in a transaction in which the Company acquired 100% of the outstanding stock of GVL. As a wholly owned subsidiary of the Company, GVL is the owner and operator of four restaurants in Hillsboro, Aloha, and Tigard, Oregon operating under the trade name of "Richard's Deli and Pub. "

     The acquisition of a controlling interest in Elmer's by CBW and the GVL acquisition were accounted for under the purchase method. Elmer's merger transaction with CBW was accounted for as a reverse acquisition. In accordance with generally accepted accounting principles, the latter transaction has been accounted for as a purchase of Elmer's by CBW and accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. (For more information, see the Notes to Consolidated Financial Statements included as part of the Company's Annual Report on Form 10-K for the year ended March 30, 1999). For reasons related to purchase accounting treatment, the consolidated financial statements for the three months and nine months ended December 31, 1998 only include the accounts of CBW and the results of operations of Elmer's from August 31, 1998 (rather than the previously reported results of Elmer's). Because of the significance of these transactions, the Company believes that a discussion and analysis of the Company's results of operations on a pro forma basis, which include consolidated results of operations of Elmer's, CBW, and GVL, provides a more meaningful comparison than the discussion and analysis of actual results of operations which, prior to these transactions, only includes the results of operations of CBW and supplements the following highlights of historical results.

Highlights of Historical Results. The Company reported net income of approximately $280,000 and $711,000, or $.17 and $.43 per share for the three and nine month periods ended December 31, 1999. These results are compared to net income of approximately $89,000 and $176,000, net of pro forma income tax provision, or $.11 and $.22 per share for the three and nine month periods ended December 31, 1998. The approximately $191,000 and $535,000 increases in net income for the three and nine months ended December 31, 1999 are attributable to the addition of earnings from Elmer's and GVL, and an improvement in comparable same store operating performance. The Company's total assets as at December 31, 1999 were $13.5 million which is an increase of $406,594 over total assets as at March 31, 1999. In the nine months ended December 31, 1999, working capital increased $587,287 while notes payable (net of current portion) decreased $434,152. Cash provided by operating activities totaled $1,547,006 for the nine months ended December 31, 1999 compared to $609,907 for the nine months ended December 31, 1998. The increase in cash provided from operations is attributable to the addition of operations from Elmer's and GVL for the nine months ended December 31, 1999.

Comparison to Pro Forma Results of Operations. As discussed above, the Company believes that a discussion and analysis of the Company's results of operations (which include those of CBW and GVL) compared on a pro forma basis, provides a more meaningful comparison than the discussion and analysis of reported actual results of operations. The following discussion and analysis presents the Company's results of operations for the three and nine month periods ended December 31, 1999 and 1998 respectively, as if the merger of CBW and the acquisition of GVL had occurred on April 1, 1998 after giving effect to pro forma adjustments, including amortization of goodwill, depreciation, interest expense, and related income tax effects. The 1998 pro forma information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of future results.

The Company's net income and basic earnings per share increased 12% and 18% over pro forma net income and basic earnings per share for the three and nine month comparable periods in 1998. Net income as a percentage of total revenue increased from 4.6% and 3.8%, based on pro forma results for the three and nine months ended December 31, 1998, to 4.9% and 4.3% for the three and nine month period ended December 31, 1999 respectively.

Dollar amounts in thousands                             Pro Forma
Results of
except per share data         Results of Operations
Operations For nine
                              For nine months ended     months
ended
                              December 31, 1999         December
31, 1998
                              ---------------------     ---------
-----------
                                         Percent of
Percent of
                              Amount     Revenues       Amount
Revenues
                              -------    ----------     -------
----------
Revenue                       $16,621    100.0%         $15,919
100.0%
Restaurant costs and
  expenses                     11,481     69.1           11,029
69.3
General and administrative
  expenses                      3,689     22.2            3,601
22.6
Operating income                1,451      8.7            1,289
8.1
Non operating income
  (expense)                      (374)    (2.3)            (381)
(2.4)
Net income                        711      4.3              602
3.8

Earnings per share - Basic      $0.43                     $0.36

Weighted average shares
  outstanding               1,665,553                 1,665,553


Dollar amounts in thousands                             Pro Forma
Results of
except per share data         Results of Operations
Operations for the
                              For the quarter ended     quarter
ended
                              December 31, 1999         December
31, 1998
                              ---------------------     ---------
-----------
                                         Percent of
Percent of
                              Amount     Revenues       Amount
Revenues
                              -------    ----------     -------
----------
Revenue                       $ 5,684    100.0%         $ 5,415
100.0%
Restaurant costs and
  expenses                      3,738     65.8            3,743
69.1
General and administrative
  expenses                      1,316     23.2            1,156
21.3
Operating income                  530      9.3              516
9.5
Non operating income
  (expense)                      (106)    (1.9)            (138)
(2.5)
Net income                        280      4.9              250
4.6

Earnings per share - Basic      $0.17                     $0.15

Weighted average shares
  outstanding               1,665,553                 1,665,553

Revenues. Revenues for the three and nine months ended December 31, 1999 were 5.0% and 4.4% greater respectively than pro forma revenues for the comparable period in 1998. Revenues from same store restaurant operations showed an increase of 3.1% and 4.5% for the three and nine months ended December 31, 1999 over pro
forma revenues for the comparable period in 1998.   The Company
anticipates further improvement in same store sales as it realizes sales improvements from the system-wide roll out of a new menu this quarter and an ongoing "outsert" menu program throughout fiscal 2000.

Restaurant Costs and Expenses. Restaurant costs and expenses, which consists of four categories including food, beverage and supply costs, labor and labor related costs, occupancy costs, and depreciation and amortization, decreased to 65.8% and 69.1% of revenue for the three and nine months ended December 31, 1999 respectively compared to pro forma 69.1% and 69.3% for the three and nine months ended December 31, 1998. Food, beverage and supply costs as a percentage of total revenues were 27.0% and 28.6% for the three and nine months ended December 31, 1999 compared to a pro forma 28.8% and 29.1% for the comparable period in 1998. Labor expenses totaled 31.5% and 31.8% of revenues for the three and nine months ended December 31, 1999 compared to 31.1% and 31.0% of pro forma revenues for the three and nine months ended December 31, 1998. The increase in labor as a percentage of revenues in fiscal year 2000 over 1999 is driven by an 8.3% increase in Oregon's minimum wage rate that went into effect in the forth quarter of fiscal year 1999 and one-time labor expenses associated with the new menu roll-out and training. Occupancy costs as a percentage of revenues dropped from a pro forma 6.2% for the three and nine months ended December 31, 1998 to 5.5% and 5.7% for the three and nine months ended December 31, 1999. Depreciation and amortization expense as a percentage of revenues went from a pro forma 3.1% for both the three and nine months ended December 31, 1998 to 3.1% and 3.0% for the three and nine months ended December 31, 1999.

General and Administrative Expenses. General and administrative ("G&A") expenses were 23.2% and 22.2% of total revenues for the three and nine months ended December 31, 1999 compared to 21.3% and 22.6% of pro forma revenues in the comparable period in 1998. Increased revenues and management attention towards overhead cost minimization are responsible for the reduction in the amount of G&A expenses as a percentage of total revenues for the year. The roll-out of the new Elmer's menu along with associated travel and training costs contributed to modestly higher G&A expenses for the quarter.

Non Operating Income (Expenses). Non operating income (expense) was (1.9%) and (2.3%) of total revenues for the three and nine months ended December 31, 1999 compared to (2.5%) and (2.4%) of pro forma total revenues in the comparable periods in 1998.

Liquidity and Capital Resources. As of December 31, 1999, the Company had cash and equivalents of approximately $1,526,221 representing an increase of approximately $922,649 for the nine months ending December 31, 1999. The increase resulted from cash provided by operations totaling approximately $1,547,000, cash used in financing activities of approximately $426,000, and cash used in investing activities of approximately $198,000. Cash used by financing activities was primarily payments on notes payable of $426,000. Cash used in investing activities was for additions to property, buildings and equipment, and tenant improvements.

     The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. As of December 31, 1999, the Company had outstanding indebtedness for borrowed money of $2.25 million under a term loan facility and $2.3 million real estate loan facilities with Wells Fargo Bank and $1.25 million under a term loan facility with Eagle's View Management Company, Inc. ("EVM"), assumed at the time of the merger with CBW. The Wells Fargo loans have a weighted-average maturity of seven years, bear interest at an average of 8.5%, require monthly payments of principal and interest, are collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. and impose certain financial restrictions and covenants. The Company was in compliance with these covenants as of December 31, 1999. The Company also has available a $250,000 line of credit with Wells Fargo Bank through September 1, 2000. The EVM loan has a maturity of approximately four years, an interest rate of 15%, requires monthly payments of interest only, and is collateralized by a second position on substantially all the assets owned by Elmer's Restaurants, Inc. and does not impose financial covenants upon the Company.

     The Company's primary source of liquidity during the year was the operation of the restaurants, franchise fees earned from its franchisees, internal cash and borrowings as discussed above.

     In the future, the Company's liquidity and capital resources will primarily depend on the operations of Elmer's Restaurants, Inc., CBW and Grass Valley Ltd., Inc. which, under the provisions of the Company's loan agreements, would permit, under certain conditions, distributions and dividends to the Company's shareholders and early reduction of the EVM indebtedness.
Elmer's Restaurants, Inc., CBW and Grass Valley Ltd., Inc., like most restaurant businesses, are able to operate with nominal or deficit working capital because sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders.
Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders.

     The Company believes that it will continue to be able to obtain adequate financing on acceptable terms for new restaurant construction and acquisitions and that cash generated from operations will be adequate to meet its financial needs and to pay operating expenses for the foreseeable future, although no assurances can be given.

Effects of Year 2000. The Year 2000 issue relates to the inability of certain computer software programs to properly recognize and process date sensitive information relative to the Year 2000 and beyond. To address this issue, we undertook a company-wide Year 2000 project under the direction of senior management. As part of this project, we completed a comprehensive inventory of our internal information systems, equipment and facilities. All critical items were tested to determine compliance and minor upgrades were completed. We also completed formal communication with significant suppliers, customers, financial and other third parties with which we have a material relationship in order to determine whether those entities had adequate plans in place to ensure their Year 2000 preparedness.

     As of the date of this filing, we have not experienced any significant Year 2000 problems with our internal systems or equipment, nor have we detected any significant Year 2000 problems affecting our customers or suppliers. In addition, the costs associated with Year 2000 compliance have not been significant and we do not expect any potential additional costs to have a material adverse effect on our business, results of operations or financial condition. However, we will continue to monitor our information systems, facilities, equipment and relationships with third parties. Although we believe our planning efforts have been adequate to address our Year 2000 compliance concerns, we cannot guarantee that we will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in our internal systems or that third parties upon which we rely will not experience similar negative consequences.


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

     The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding as at December 31, 1999, $1.12 million principal amount was accruing interest at a variable rate of LIBOR plus 2.25%. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

              Principal amount by expected maturity
                         (In thousands)

Year                   2000   2001   2002   2003   2004
Thereafter   Total    Fair Value
Variable rate debt     59.1   236.4  236.4  236.4  236.4  118.2
1,122.9  1,222.9
Average interest rate  8.75%  8.75%  8.75%  8.75%  8.75%  8.75%
2.25% above LIBOR


                   Part II - Other Information

Item 5.   Other Information

In order to improve market liquidity of the Company's common stock, the Board of Directors approved a 5% stock dividend on October 21, 1999. The Board directed that the stock dividend be issued to shareholders of record on November 10, 1999, payable December 10, 1999; no consideration for fractional shares to be issued or paid.

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


                                   Elmer's Restaurants, Inc.


                                   By: /s/ WILLIAM W. SERVICE
                                      ---------------------------
                                       William W. Service
                                       Chief Executive Officer



                                   By: /s/ JUANITA NELSON
                                      ---------------------------
                                       Juanita Nelson,
                                       Secretary/Controller

Dated:  February 14, 2000
                          EXHIBIT INDEX


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

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE COMPANY'S FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31,
1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
FINANCIAL STATEMENTS.

                   ELMER'S RESTAURANT'S, INC.
                            10-Q DATA

                     Financial Data Schedule

PERIOD TYPE                  NINE MONTHS
QUARTER END                    DEC-31-99
PERIOD START                   APR-01-99
PERIOD END                     DEC-31-99
CASH                           1,526,221
SECURITIES                             -
RECEIVABLES                      130,758
ALLOWANCES                        (5,000)
INVENTORY                        343,055
CURRENT ASSETS                 2,249,014
FF&E                          15,080,573
DEPRECIATION                  (8,406,262)
TOTAL ASSETS                  13,453,278
CURRENT LIABILITIES            2,001,673
BONDS, MTGS                    5,269,387
COMMOM                         4,746,520
PREFERRED MANDATORY                    -
PREFERRED                              -
OTHER SE                         662,698
TOTAL LIABILITY AND EQUITY    13,453,278
SALES                         16,132,255
TOTAL REVENUES                16,621,041
CGS                           10,033,931
TOTAL COSTS                   15,170,145
OTHER EXPENSES                         -
LOSS PROVISION                         -
INTEREST EXPENSE                 427,521
INCOME PRETAX                  1,076,611
INCOME TAX                       366,064
INCOME CONTINUING                710,563
DISCONTINUED                           -
EXTRAORDINARY                          -
CHANGES                                -
NET INCOME                       710,563
EPS PRIMARY                         0.43
EPS DILUTED                         0.41


