Form 10-K
period 2000-03-31
ELMERS RESTAURANTS INC
filed 2000-06-29
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            OREGON                                      93-0836824
            ------                                      ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

        11802 S.E. Stark St.
          Portland, Oregon                                          97216
          ----------------                                          -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (503) 252-1485
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Stock held by nonaffiliates of the Registrant at June 23, 2000: $7.6 million. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at June 20, 2000: 1,665,553


Document                               Part of Form 10-K into which incorporated
--------                               -----------------------------------------
Proxy Statement for 2000                                    Part III
Annual Meeting of Shareholders

================================================================================

                                TABLE OF CONTENTS
                                -----------------

Item of Form 10-K                                                           Page

PART I.........................................................................2
     Item 1.  Business.........................................................2
     Item 2.  Properties.......................................................8
     Item 3.  Legal Proceedings................................................9
     Item 4.  Submission of Matters to a Vote of Security Holders..............9

PART II........................................................................9
     Item 5.  Market for the Registrant's Common Equity and Related
               Stockholder Matters.............................................9
     Item 6.  Selected Financial Data.........................................10
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11
     Item 8.  Financial Statements and Supplementary Data.....................15
     Item 9.  Changes in the Disagreements with Accountants on Accounting and Financial Disclosure.......................................15

PART III......................................................................15
     Item 10. Directors and Executive Officers of the Registrant..............15
     Item 11. Executive Compensation..........................................15
     Item 12. Security Ownership of Certain Beneficial Owners
               and Management.................................................15
     Item 13. Certain Relationships and Related Transactions..................15

PART IV.......................................................................16
     Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 10-K...................................................16

SIGNATURES....................................................................17

                                     PART I

ITEM 1.               BUSINESS

GENERAL

         The Company, located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Pancake & Steak House" and "ELMER'S. Breakfast. Lunch. Dinner" and an operator of delicatessen restaurants under the names "Ashley's Cafe" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company now owns and operates 11 Elmer's restaurants and franchises 18 Elmer's restaurants in six western states. The Company reports on a fiscal year commencing April 1 and ending March 31 of the following year.

BUSINESS SEGMENT

         The Company primarily operates in the business segment of restaurant operations. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for the Company's business segment for fiscal 2000 is contained herein by reference to the Company's consolidated financial statements.

         Company-owned Elmer's restaurants are located in the Delta Park section of Portland, Oregon; Beaverton, Gresham, Hillsboro, Medford, Albany and Grants Pass, Oregon; Palm Springs, California; Boise, Idaho; and Tacoma and Lynnwood, Washington. The Company acquired five Ashley's restaurants on February 18, 1999 and added a sixth on January 3, 2000. Two Ashley's are located in Bend, two are in Springfield, one is in Eugene, and the newest is in Redmond, Oregon. The Company acquired four Richard's Deli and Pub restaurants on March 31, 1999. Richard's are located in Tigard, Aloha and two in Hillsboro, Oregon.

RECENT ACQUISITIONS AND DEVELOPMENTS

         On February 18, 1999, the Company merged with its majority shareholder CBW, Inc. ('CBW'), a closely held Oregon corporation, in a transaction in which the Company was the surviving corporation. CBW was the operator of five restaurants in Eugene, Springfield, and Bend, Oregon. In consideration for the issuance by the Company of 770,500 new shares of the Company's restricted stock to the CBW shareholders and the assumption of approximately $4 million in debt owed by CBW arising from CBW's acquisition of the controlling block of the Company's restricted common stock on August 25, 1998, the Company acquired all the stock and assets of CBW including CBW's wholly owned subsidiary, CBW Food Company, LLC (which by operation of merger is now the Company's wholly-owned subsidiary). The assets included five Ashley's delis operated by CBW and an option to purchase four Richards' delis operated by Grass Valley Ltd., Inc.

         Each CBW shareholder received 144.4507 shares of the Company's restricted common stock for every CBW share owned. The shares of Company stock previously acquired by CBW, a total of 705,000 shares, were concurrently transferred to the Company and were canceled upon receipt thereof.. The Company's primary source of financing for the acquisition consisted of $3.08 million from its principal lender bank, Wells Fargo Bank, N.A., the proceeds of which were applied to pay down $1.75 million of the assumed debt and approximately $1.48 million in other outstanding debt of the Company. The debt financing is secured by a grant of various security interests in the Company's assets as well as the issuance of continuing guaranties by two subsidiaries of the Company. The Company also used approximately $1,000,000 to pay down debt assumed in the transaction.

         Effective March 31, 1999, the Company executed a stock exchange agreement ("GVL Acquisition") with Grass Valley Ltd., Inc. ("GVL"), a closely held Oregon corporation, in a transaction in which the Company acquired 100% of the outstanding stock of GVL in consideration for the payment by the Company of the sum of $110,000 in cash and the issuance of 209,620 restricted shares of the Company's common stock to the GVL shareholders. GVL is now a wholly owned subsidiary of the Company.

         GVL is the owner and operator of four restaurants in Hillsboro, Aloha, and Tigard, Oregon operating under the moniker of Richard's Deli and Pub. The first Richard's Deli and Pub was opened in August 1994 and all the restaurants are located in leased retail space. The Company plans to continue operations at all four locations in a substantially similar manner. The Company's Management believes that it has realized significant synergies between the Richard's Deli and Pubs and Ashley's Deli operations while accruing significant savings from the consolidation of back office functions.

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

ELMER'S.  BREAKFAST. LUNCH. DINNER.

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

         The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes, country platters and other popular breakfast items. Each Elmer's restaurant makes all its batters and compotes from scratch and prepares its fruit sauces with fresh fruits when in season. The lunch menu includes soups made from scratch, salads, french dips, hamburgers and sandwiches. Customers at dinner may choose among steak, seafood, chicken, and a variety of homestyle items such as pot roast and turkey.

         While most menu selections are standard to all Elmer's restaurants, restaurants in different areas include on their menus selections that appeal to local preferences. A special children's menu and a full senior menu is offered in all restaurants.

ASHLEY'S AND RICHARD'S DELI AND PUB

         RESTAURANT FORMAT AND MENU. The Company operates a total of six Ashley's restaurants and four Richard's Delis and Pubs. They are substantially similar in design, size and menu. Eight of the ten units are located in retail strip mall locations, one is in a food court in a major indoor mall, and one is a free standing building. They range in size from 1,000 to 2,200 square feet with seating capacities ranging from 15 to 30. A portion of the dining room is also used for the sale of Oregon lottery games. The normal hours of operation are from 7 a.m. to 10 p.m. and up to 2 a.m. for some restaurants on weekends.

         Each restaurant offers deli-style hot and cold sandwiches, soups, salads, and desserts and has a catering department. The restaurants are approved retailers with the Oregon lottery and offer all lottery games. Meal selections generally range in price from $2.95 to $6.95. The catering operation offers small to medium size food service and event support for business meetings, outdoor barbecues, and special events.

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

         EXISTING FRANCHISEES. The existing franchise agreements generally grant to franchisees the right to operate an Elmer's restaurant in one specific location for 25 years, renewable generally for an additional 25-year period. When they entered into franchising agreements, the existing franchisees paid initial franchise fees of up to $25,000 plus additional fees of up to $10,000 if the restaurant had a lounge serving alcoholic beverages. Franchisees pay monthly franchise royalty fees ranging from one to four percent of the gross revenues of their restaurants. All but one restaurant must contribute up to one percent of gross revenues to a common advertising pool. In several markets, franchised and company-owned restaurants have agreed to increased advertising pool contributions to one and one-half percent. The Company may terminate a franchise agreement for several reasons including the franchisee's bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the franchise agreement or operations manual, continued material violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business.

         PROSPECTIVE FRANCHISEES. Prospective new franchisees will generally pay an initial franchise fee of $35,000. Initial franchise fees are generally payable in cash at the execution of the franchise agreement. Existing franchisees opening new franchised restaurants may pay a lower initial franchise fee than new franchisees. For new franchisees, the monthly franchise royalty fee is expected to be four percent of the gross revenues of the restaurant, with a minimum monthly fee of $500.00 The standard franchising agreement calls for a monthly advertising contribution equal to one percent of the gross revenues of the restaurant. See "Services to Franchisees" below.

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

         The Company estimates that construction costs for the standard free-standing building range from approximately $700,000 to $900,000, with actual costs dependent upon local building requirements and construction conditions, and further based on configuration and parking requirements.

         The cost of the land may vary considerably depending upon the quality and size of the site, surrounding population density and other factors. The cost of leasehold improvements and restaurant equipment, including kitchen equipment, furniture, and trade fixtures, is estimated by the Company to range from approximately $250,000 to $400,000. Inventory and miscellaneous items such as paper goods, food, janitorial supplies, and other small wares are estimated initially to cost between approximately $68,000 and $108,000.

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

         AREA FRANCHISE AGREEMENTS. Under previous management, the Elmer's franchising operation granted exclusive area franchise agreements, whereby independent entities obtained the exclusive rights to develop Elmer's restaurants within their respective areas. Areas covered by these agreements are Clackamas County, Oregon and Vancouver, Washington. The agreement covering Ada and Canyon Counties, Idaho was not renewed. The area franchise agreements require the area franchisee to share with the Company the initial fees and the franchise royalty fees for each new restaurant in the area. The Company's share of the initial fees ranges from $2,500 to $12,500 per restaurant. There are two restaurants covered by area franchise agreements. Under the area franchise agreements, the Company reserves the right to approve each new restaurant franchisee. The area franchise agreements grant the franchisees the right to use the Company's name in the particular area and preclude the Company from opening Company-owned or franchised restaurants in the areas covered by the agreements. The Company does not intend to enter into similar agreements in the future.

         SERVICES TO FRANCHISEES. The Company makes available to its franchisees various programs and materials. The Company provides several manuals to assist franchisees in ongoing operations, including a comprehensive operations manual describing kitchen operations, floor operations, personnel management, job descriptions, and other matters. The Company has prepared a recipe book for franchisees. All system restaurants use the same menu. Prices are adjusted according to local conditions. The Company has developed and maintains a menu cost-control program and a labor cost-control program at each of its Company-owned restaurants and has developed and implemented a training manual and programs for all positions within the restaurant.

         The Company provides both formal and informal ongoing training. At least one two-day meeting is scheduled each year. At the meetings, franchisees attend lectures by Company personnel and guest speakers from the industry as well as participate in group workshops discussing such topics as cost control, promotion and food presentation.

         The Company provides each franchisee with specifications for menu items. The Company, however, sells no food items or like products to franchisees, except for certain minor supplies such as guest checks and gift certificates. The Company coordinates franchisees' purchases to obtain volume discounts. Franchisees bear all cost involved in the operation of their restaurants.

         Periodic on-site inspections and audits are conducted to ensure compliance with Company standards and to aid in franchisees in improving their sales and profitability.

COMPANY-OWNED RESTAURANTS

         The Company owns and operates 11 Elmer's restaurants, which it acquired or built from 1984 to 1991, five Ashley's restaurants acquired February 18, 1999, four Richard's Deli and Pub restaurants acquired March 31, 1999, and one additional Ashley's unit built in January 3, 2000. The Company has owned and operated an Elmer's restaurant located in the Delta Park section of Portland, Oregon since January 1984. In August 1986, the Company opened a restaurant in Tacoma, Washington. In January 1987, the Company began operation of a restaurant in Lynnwood, Washington and assumed operation of an Elmer's restaurant in Grants Pass, Oregon that was in bank foreclosure. In fiscal 1988, the Company acquired from former franchisees restaurants in Gresham, Albany, and Medford, Oregon; and Boise, Idaho. In fiscal 1989, the Company purchased the land and buildings for the Boise and Gresham restaurants and also purchased, from a former franchisee, an additional restaurant in Hillsboro, Oregon. In May 1989, the Company acquired a franchised Elmer's restaurant in Palm Springs, California. In July 1991, the Company acquired a franchised Elmer's restaurant in Beaverton, Oregon.

         As earlier discussed, five Ashley's restaurants were acquired in a merger with CBW, Inc. on February 18, 1999 (as reported on a Current Report on Form 8-K filed March 5, 1999 and amended on June 14, 1999). One restaurant in Springfield, Oregon was opened in 1994 and the other four were opened in 1995. The Company does not own any of the real estate. The four Richard's Delis and Pubs were acquired in a purchase of the outstanding stock of Grass Valley Ltd., Inc. on March 31, 1999 (as reported on a Current Report on Form 8-K filed April 15, 1999 and amended on June 14, 1999). The Company does not own any of the real estate.

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

EMPLOYEES

         As of March 31, 2000, the Company employed 326 persons on a full-time basis, of whom 15 were corporate office personnel and 311 were hourly restaurant personnel. At that date, the Company also employed 206 part-time restaurant personnel. Of the 15 corporate employees, 7 are in upper management positions and the remainder are professional and administrative or office employees. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good. Most employees, other than management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition.

Each Company-operated restaurant employs an average of approximately 45 hourly employees, many of whom work part-time on various shifts. The management staff of a typical restaurant operated by the Company consists of a general manager, one kitchen manager, one assistant manager and two shift managers. The Company has an incentive compensation program for store managers that provides the store managers with a quarterly bonus based upon the achievement of certain defined goals.

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of June 10, 2000, the executive officers and other key personnel of the Company were as set forth below.

Name                           Age              Position
----                           ---              --------
Bruce Davis                    39               President
William Service                39               Chief Executive Officer
Jerry Scott                    46               Vice President, Operations
Juanita Nelson                 64               Secretary and Controller

         The executive officers of the Company are appointed annually for one year and hold office until their successors are appointed.

EXECUTIVE OFFICERS

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

KEY PERSONNEL

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

TRADEMARKS AND SERVICE MARKS

         The Company believes its trademarks and service marks have significant value and are important to its business. The Company has registered the trademarks and service marks "Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake &

Steak House" and the Elmer's logo with the U.S. Patent and Trademark Office. The service mark "Elmer's Breakfast. Lunch. Dinner." has also been registered in certain states. It is the Company's policy to pursue registration of its marks whenever possible and to oppose any infringement of its marks.

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

         The failure to obtain or retain food licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company and its franchisees. A mandated increase in the minimum wage rate was implemented in 1999 and 2000.

ITEM 2.               PROPERTIES

HEADQUARTERS

         The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet. Lease payments totaled approximately $35,000 for fiscal 2000. The lease expires November 30, 2000.

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

                                                    Approximate Area
Elmer's Locations               Site         Restaurant       Expiration
-----------------               ----         ----------       ----------
Grants Pass, Oregon             1 acre       6,350 sq. ft.    December 31, 2001
Hillsboro, Oregon               1.2 acres    6,350 sq. ft.    January 1, 2002
Medford, Oregon                 1.25 acres   6,300 sq. ft.    May 31, 2003
Albany, Oregon                  --           5,460 sq. ft.    February 28, 2003
Palm Springs, California        1.3 acres    5,500 sq. ft.    April 30, 2007
Portland, Oregon (Delta Park)   1.2 acres    6,350 sq. ft.    July 31, 2006
Beaverton, Oregon               --           5,322 sq. ft.    August 31, 2006

Ashley's Locations                            Sq. Ft.        Leased Through
------------------                            -------        --------------
Bend, Oregon (North)                           1,000         12/31/00
Bend, Oregon (South)                           1,400         8/31/03
Redmond, Oregon                                1,200         6/31/03
Eugene, Oregon                                 1,700         9/30/03
Springfield, Oregon (Gateway)                    921         1/31/01
Springfield, Oregon (Thurston)                 1,200         4/1/02

Richard's Locations                           Sq. Ft.        Leased Through
-------------------                           -------        --------------
Aloha, Oregon                                  1,727         11/30/02
Hillsboro, Oregon (North)                      1,092         8/31/01
Hillsboro, Oregon (South)                      2,510         10/21/01
Tigard, Oregon                                 1,743         12/31/02

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

                                     PART II

ITEM 5.               MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ SmallCap System, under the symbol "ELMS."

         The following table sets forth the high and low reported sales prices of the Common Stock in the NASDAQ SmallCap Market for the fiscal year quarters indicated

                                        Years Ended March 31
                          ------------------------------------------------------
                                 2000                          1999
                          ------------------------------------------------------
                          High          Low            High            Low
1st Quarter               6 5/8         51/4          $4 5/8          $2 3/4
2nd Quarter               81/2         53/4          5 7/8           3 5/8
3rd Quarter               7 3/8         5 1/2          5 1/4           3 15/16
4th Quarter               7 1/8         4 3/4          6               4 1/8

         Although the Common Stock is traded on the NASDAQ SmallCap System, there is a relatively low trading volume.

         The Company has not paid or declared cash dividends on its Common Stock. In December 1999 the company issued a five-percent stock dividend. The Company intends to retain any future earnings to finance growth and does not presently intend to pay dividends or make distributions in cash other than the payment of cash in lieu of functional shares in connection with stock splits, if any, to the holders of Common Stock. Any future dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, debt covenants of other relevant factors.

         As of June 1, 2000, the Company had 191 shareholders of record.

UNREGISTERED SALES OF STOCK

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

ITEM 6.               SELECTED FINANCIAL DATA

         The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," other financial information included herein, and Elmer's Restaurants, Inc. consolidated financial statements. The selected financial data set forth below for the Company as of March 31, 1999 and 2000 and for each of the three years in the period ended March 31, 2000 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of March 31, 1998, 1997 and 1996 and for the years ended March 31, 1997 and 1996 are derived from the financial statements not included elsewhere herein.

Elmer's Restaurants, Inc. and Subsidiaries
Selected Financial Data
for the year ended March 31,                         2000              1999                1998           1997           1996
    Revenues                                     $22,179,574       $11,952,728          $1,591,293       $875,199         94,852
    Net income (loss)                                939,549           290,512             205,270        (40,971)      (213,912)
    Net income (loss) per share                         0.56              0.33                0.25           (.05)          (.27)
Total assets                                      13,847,208        13,046,684             259,675        263,676        267,277
    Long-term notes payable, less current          5,124,130         5,703,539              50,000        245,754        275,385
    portion
    Total liabilities                              8,209,004         8,348,029             258,962        463,539        426,169
    Total shareholder's equity (deficit)           5,638,204         4,698,655                 713       (199,863)       213,912

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

         Because of the significance of these transactions, the Company believes that a discussion and analysis of the Company's results of operations in fiscal year 2000 to pro forma results of operations of prior years, which include results of operations of Elmer's Restaurants, Inc. and Grass Valley Ltd., Inc., provides a more meaningful comparison than the discussion and analysis of prior year actual results of operations which, prior to these transactions, only includes the results of operations of CBW, Inc. and supplements the following highlights of historical results.

HIGHLIGHTS OF HISTORICAL RESULTS

         The Company reported record net income of approximately $939,500, or $.56 basic earnings per share for the year ended March 31, 2000, on sales of approximately $22,180,000. After taking into account the pro forma income tax provision as if the Company had been a taxable company for the entire year in 1999, the Company reported net income, net of pro forma income tax provision, of approximately $264,000 or $.30 per share for the year ended March 31, 1999.

         During the fourth quarter of the Company's fiscal year ending March 31, 1999, Elmer's Restaurants, Inc. executed an option (which it acquired at the time it merged with CBW, Inc.) to purchase Grass Valley Ltd., Inc. ("GVL"), the operator of four restaurants in the Portland area under the name Richard's Deli and Pub. This acquisition was completed on the last day of the Company's fiscal year and is reflected in the Company's March 31, 1999 balance sheet. There are no operating results from the GVL acquisition reflected in the Company's actual results of operations for the year ended March 31, 1999.

         During the year ended March 31, 2000, total assets increased approximately $800,000 to $13.8 million. This increase is due primarily to the increase in current assets as a result of current year earnings. At March 31, 2000, total shareholders' equity increased $939,549 entirely as a result of current year net income.

COMPARISON OF FISCAL YEAR 2000 ACTUAL RESULTS TO HISTORICAL PRO FORMA RESULTS OF OPERATIONS

         As discussed above, the Company believes that discussion and analysis of the Company's fiscal year 2000 results of operations compared to prior years on a pro forma basis, which include CBW, Inc. and Grass Valley Ltd., Inc., provides a more meaningful comparison than the discussion and analysis of reported historical actual results of operations. The following discussion and analysis presents the Company's results of operations for the year ended March 31, 2000 with the results of operations for the years ended March 31, 1999 and 1998, as if the merger of CBW, Inc. and the acquisition of Grass Valley Ltd., Inc., had occurred at the beginning of the periods after giving effect to pro forma adjustments, including amortization of goodwill, depreciation, interest expense, and related income tax effects. The pro forma information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of results of operations for any future periods.

Dollar amounts in thousands except per                                          Year Ended
share data                              ------------------------------------------------------------------------------------------
(pro forma information is unaudited)           March 31, 2000                  March 31, 1999              March 31, 1998
                                               --------------                  --------------              --------------
                                                                                 PRO  FORMA                  PRO  FORMA
                                                             Percent of                   Percent of                  Percent of
                                               Amount        Revenues       Amount        Revenues       Amount       Revenues
                                               ------        --------       ------        --------       ------       --------
Revenue                                         $22,180      100.0%        $21,232        100.0%       $19,763        100.0%
Restaurant costs and expenses                    14,629        66.0         14,721          69.3        13,566          68.6
General and administrative expenses               5,653        25.4          4,861          22.9         4,678          23.7
Operating income                                  1,897         8.6          1,650           7.8         1,519           7.7
Non operating income (expense)                     (478)       (2.2)          (508)         (2.4)         (618)         (3.1)
Net income                                          940         4.2            751           3.5           595           3.0
Earnings per share                                $0.56                      $0.45                       $0.36

Weighted average shares outstanding           1,665,548                  1,665,548                   1,665,548

REVENUE
                                 -----------------------------------------------------------------------------------
For the year ended:                    March 31, 2000               March 31, 1999              March 31, 1998
                                       --------------               --------------              --------------
                                                                       PRO FORMA                   PRO FORMA
                                                  Percent of                Percent of                   Percent of
                                      Amount       Revenues      Amount      Revenues      Amount         Revenues
Restaurant operations:
Restaurant sales                      18,625         84.0        $18,255       86.0%        $17,029         86.2%
Lottery                                2,906         13.1          2,354        11.1          2,074          10.5
                                       -----         ----       --------      ------        -------        ------
                                      21,531         97.1         20,609        97.1         19,103          96.7

Franchise operations                     649          2.9            623         2.9            660           3.3
                                         ---          ---            ---       -----         ------        ------

Total pro forma revenue              $22,180      100.0%          $21,232     100.0%        $19,763        100.0%
                                     =======      ======          =======     ======        =======        ======

         REVENUES. Revenues for the year ended March 31, 2000 were 4.5% greater than the pro forma comparable period in 1999. Same store sales increased 4.5% and franchise revenues increased of 4.2%. Lottery revenues as a percentage of total revenues rose from 11.1% to 13.5%. Pro forma revenues for the year ended March 31, 1999 were 7.4% greater than the comparable period in 1998 due to an increase in restaurant sales of 7.2% and lottery revenues of 13.5%. The Company anticipates further improvement in same store sales and franchise revenues as it realizes the benefits of its new menu design implemented in winter of 1999 and an ongoing "outsert" menu program implemented system-wide in the summer of 2000.

         PRO FORMA RESTAURANT COSTS AND EXPENSES. As a percent of total revenue, food, beverage and supply costs were 28.4% in 2000 compared to pro forma results in 1999 and 1998 of 28.8% and 27.0% respectively. Labor was 31.9% of total revenue in 2000 compared to pro forma results in 1999 and 1998 of 31.5% and 31.9% respectively. Occupancy and depreciation and amortization expenses totaled 8.5% of revenue in 2000 compared to pro forma results in 1999 and 1998 of 9.0% and 9.7% respectively. The decrease in food, beverage and supply cost as a percentage of revenue in 2000 over pro forma 1999 is principally a result of the introduction of the new menu and "outsert" items, an increase in customer check average, and in-store training, promotions and development. The slight increase in labor as a percentage of revenue in 2000 over pro forma 1999 is driven by an increase in the company's average wage rate resulting from significant increases in both Oregon and Washington minimum wage. The Company's reduction in pro forma labor as a percentage of pro forma revenues in 1999 compared to 1998 occurred while Oregon's minimum wage rate increased 9.1% on January 1, 1998 (from $5.50 to $6.00 an hour) and another 8.3% increase on January 1, 1999 (from $6.00 to $6.50 per hour). Washington's minimum wage rate increased 10.7% on January 1, 1999 from $5.15 to $5.70. Washington state minimum wage was increased another 14% on January 1, 2000 (matching Oregon's $6.50 per hour rate). The Company is not aware of any further state minimum wage increases scheduled in states which the Company operates restaurants. The reduction in occupancy and depreciation and amortization expenses as a percentage of revenues in 2000 over pro forma 1999 is primarily due to the increase in pro forma revenues.

         PRO FORMA GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 22.6% of total revenue in 2000 compared to pro forma results in 1999 of 22.9% and 23.7% in 1998. The continued reduction of general and administrative expenses as a percentage of revenues is the result of increased management attention to overhead cost minimization

         PRO FORMA NON OPERATING INCOME (EXPENSES). This primarily reflects net interest expenses that were 2.2% of total revenues in 2000 compared to pro forma results in 1999 and 1998 of 2.5% and 3.1% respectively. The reduction in net interest expense as a percentage of pro forma revenues is the result of scheduled amortization principal payments and the 4.5% increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had cash and equivalents of approximately $1,640,000 representing an increase of approximately $1,037,000. The increase resulted from cash provided by operations totaling approximately $2,102,000, less cash used in financing activities of approximately $579,000 and less cash used in investing activities of approximately $526,000. Cash used in financing activities was from scheduled payments on notes payable. Cash used in investing activities was the results of additions to property, buildings and equipment. In addition to the regular replacement of depreciating restaurant assets, cash used in investing activities included the addition of a deli-restaurant unit in central Oregon, the addition of a lounge in the Elmer's Restaurant located in Albany, kitchen capacity improvements in several restaurants, and new restaurant signage system-wide.

          The Company's primary liquidity needs arise form debt service on indebtedness incurred in connection with the merger of CBW, Inc., operating lease requirements and the funding of capital expenditures. As of March 31, 2000, the Company had outstanding indebtedness for borrowed money of $2.1 million under a term loan facility and $2.3 million real estate loan facilities with Wells Fargo Bank and $1.25 million under a term loan facility with Eagle's View Management, assumed at the time of the merger with CBW, Inc. The Wells Fargo loans have a weighted-average maturity of 9 years, bear interest at an average of 8.25%, require monthly payments of principal and interest, are collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. and impose certain financial restrictions and covenants, the most restrictive of which, require the Company to maintain a maximum of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 5.5 to 1.0. The Company was in compliance with this covenant at March 31, 2000. In addition, effective September 30, 1999, and thereafter on a trailing four quarter basis as of the end of each fiscal quarter, the Company will be required to maintain a ratio of cash generation (defined as net income before taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. The Company has available a $250,000 line of credit with Wells Fargo Bank through September 1, 2000, and is collateralized by substantially all assets of the Company excluding real estate. Interest on the unpaid balance accrues at a rate of prime plus 1%. The prime rate at March 31, 2000 was 9.0%. There was no amount outstanding at March 31, 2000. The Eagle's View Management loan has a maturity of approximately five years, an interest rate of 12%, requires monthly payments of interest only, and is collateralized by a second position on substantially all the assets owned by Elmer's Restaurants, Inc. and does not impose financial covenants upon the Company.

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

INFLATION

         Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of March 31, 2000, a significant percentage of the Company's employees were paid wages equal to or based on the state minimum hourly wage rates. Economic growth that would reduce unemployment or make more jobs available in higher paying industries could directly affect the Company's labor costs. The Company believes that inflation has not had a material impact on its results of operations for fiscal 1998, fiscal 1999 or fiscal 2000. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

SEASONALITY

         The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

ITEM 7(A)             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding at March 31, 2000, $1.1 million principal amount was accruing interest at a variable rate of LIBOR plus 2.25%. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

                                                   PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                                           ($ in thousands)

Fiscal Year                        2001    2002     2003     2004     Thereafter       Total      Fair Value
Variable rate debt                236.4    236.4    236.4    236.4       118.2        1,063.8       1,063.8
Average interest rate               8.5%    8.5%     8.5%     8.5%        8.5%
2.25% above LIBOR

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9.               CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company is included under the caption "Election of Directors" in the Company's definitive proxy statement (the "2000 Proxy Statement") for its 2000 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement.

ITEM 11.              EXECUTIVE COMPENSATION

         Information with respect to executive compensation is included under the caption "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is included under the caption "Voting Securities and Principal Shareholders" and "Election of Directors" in the 2000 Proxy Statement incorporated herein by reference.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management is included under the caption "Certain Transactions" in the 2000 Proxy Statement and is incorporated herein by reference.

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

(a)(1)            Financial Statements and Schedules                   Page in
                                                                     this Report
                                                                     -----------

Report of Independent Accountants.........................................F-1

Consolidated Balance Sheets at March 31, 2000 and 1999....................F-2

Consolidated Statements of Income For the years ended March 31, 2000,
1999 and 1998.............................................................F-3

Consolidated Statements of Changes in Shareholders' Equity for the
years ended March 31, 2000, 1999 and 1998.................................F-4

Consolidated Statements of Cash Flows For the years ended March 31,
2000, 1999 and 1998.......................................................F-5

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

                                            Elmer's Restaurants, Inc.


                                            By: WILLIAM W. SERVICE
                                                ----------------------------
                                                 William W. Service
                                                 Chief Executive Officer
Dated: June 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Elmer's Restaurants, Inc., in the capacities and on the dates indicated.

SIGNATURE                TITLE                                     DATE
---------                -----                                     ----
/s/ Bruce N. Davis       Chairman of the Board & President         June 29, 2000
----------------------
Bruce N. Davis

/s/ William W. Service   Chief Executive Officer & Director        June 29, 2000
----------------------   (Principal Executive & Financial Officer)
William W. Service

/s/ Juanita Nelson       Secretary & Controller                    June 29, 2000
----------------------   (Principal Accounting Officer)
Juanita Nelson

/s/ Thomas C. Connor     Director                                  June 29, 2000
----------------------
Thomas C. Connor

/s/ Paul Welch           Director                                  June 29, 2000
----------------------
Paul Welch

/s/ Corydon H. Jensen    Director                                  June 29, 2000
----------------------
Corydon H. Jensen

/s/ Richard Williams     Director                                  June 29, 2000
----------------------
Richard Williams

/s/ Donald Woolley       Director                                  June 29, 2000
----------------------
Donald Woolley

          ELMER'S RESTAURANTS, INC. AND
          SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS
          AS OF MARCH 31, 1999 AND 2000 AND FOR THE YEARS
          ENDED MARCH 31, 1998, 1999 AND 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Elmer's Restaurants, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Elmer's Restaurants, Inc. and Subsidiaries (the Company) at March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Portland, Oregon
May 23, 2000

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND 2000

                                                                                      March 31,
                                                                            ------------------------------
                                 ASSETS                                         1999              2000
                                                                            ------------      ------------
Current assets:
    Cash and cash equivalents                                               $    603,572      $  1,640,210
    Accounts receivable                                                          280,979           199,466
    Inventories                                                                  372,584           339,654
    Prepaid expenses and other                                                   167,177           276,604
    Income taxes receivable                                                      107,232              --
                                                                            ------------      ------------
      Total current assets                                                     1,531,544         2,455,934

Property, buildings and equipment, net                                         6,882,822         6,892,844
Intangible assets, net of accumulated amortization of $48,440
    and $194,325                                                               4,503,417         4,390,471
Other assets                                                                     128,901           107,959
                                                                            ------------      ------------
      Total assets                                                          $ 13,046,684      $ 13,847,208
                                                                            ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable, current portion                                          $    572,399      $    572,399
    Accounts payable                                                             747,033           772,174
    Accrued expenses                                                             257,888           448,803
    Accrued payroll and related taxes                                            294,170           218,728
    Accrued income taxes                                                            --             279,770
                                                                            ------------      ------------
      Total current liabilities                                                1,871,490         2,291,874

Notes payable, net of current portion                                          5,703,539         5,124,130
Deferred income taxes                                                            773,000           793,000
                                                                            ------------      ------------
      Total liabilities                                                        8,348,029         8,209,004
                                                                            ------------      ------------
Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value; 500,000 shares authorized, none issued
    Common stock, no par value; 10,000,000 shares authorized, 1,586,229 shares and 1,665,548 shares outstanding March 31, 1999 and
      2000, respectively                                                       4,746,520         4,746,520
    Retained earnings (deficit)                                                  (47,865)          891,684
                                                                            ------------      ------------
      Total shareholders' equity                                               4,698,655         5,638,204
                                                                            ------------      ------------
      Total liabilities and shareholders' equity                            $ 13,046,684      $ 13,847,208
                                                                            ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                                                 Years ended March 31,
                                                   ------------------------------------------------
                                                       1998              1999              2000
                                                   ------------      ------------      ------------
Revenues                                           $  1,591,293      $ 11,952,728      $ 22,179,574
                                                   ------------      ------------      ------------
Costs and expenses:
    Food, beverage and supplies                         564,115         3,406,602         6,298,727
    Labor and related                                   420,427         3,735,043         7,082,100
    Occupancy costs                                     138,058           741,078         1,248,224
    Depreciation and amortization                        56,263           341,170           630,089
    General and administrative expenses                 172,312         2,683,534         5,022,965
                                                   ------------      ------------      ------------
                                                      1,351,175        10,907,427        20,282,105
                                                   ------------      ------------      ------------
      Income from operations                            240,118         1,045,301         1,897,469

Other income (expense):
    Interest income                                          48            18,545            91,314
    Interest expense                                    (34,896)         (458,804)         (570,334)
    Gain on disposal of assets                             --               6,477             1,100
                                                   ------------      ------------      ------------
      Income before provision for income taxes          205,270           611,519         1,419,549

Income tax provision                                       --            (185,000)         (480,000)
                                                   ------------      ------------      ------------
      Income before minority interest                   205,270           426,519           939,549

Minority interest                                          --            (136,007)             --
                                                   ------------      ------------      ------------
      Net income                                   $    205,270      $    290,512      $    939,549
                                                   ============      ============      ============

Basic earnings per share                           $        .25      $        .33      $        .56
                                                   ============      ============      ============

Diluted earnings per share                         $        .25      $        .33      $        .55
                                                   ============      ============      ============

Shares used in per share calculation
      Basic                                             809,025           880,512         1,665,548
      Diluted                                           809,025           880,512         1,702,499

                                                    (Unaudited Pro Forma
                                                        Information)
Income loss before provision for income taxes     $ 205,270      $ 611,519
Provision for income taxes                          (72,000)      (211,000)
Minority interest                                      --         (136,007)
                                                  ---------      ---------

      Pro forma net income                        $ 133,270      $ 264,512
                                                  =========      =========

Pro forma basic earnings per share                $     .16      $     .30
                                                  =========      =========

Pro forma diluted earnings per share              $     .16      $     .30
                                                  =========      =========

Shares used in per share calculation
      Basic                                         809,025        880,512
      Diluted                                       809,025        880,512

         The accompanying notes are an integral part of the consolidated financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                                                                       Retained
                                                              Common stock             earnings
                                                        -------------------------    (accumulated
                                                          Shares         Amount        deficit)
                                                        ----------     ----------     ----------
Balance, March 31, 1997                                    770,500     $   55,020     $ (254,883)

Debt to equity conversion                                     --          240,000           --

Dividend distributions                                        --             --         (244,694)

Net income                                                    --             --          205,270
                                                        ----------     ----------     ----------

Balance, March 31, 1998                                    770,500        295,020       (294,307)

Capital contributions                                         --          600,000           --

Dividend distributions                                        --             --          (44,070)

Issuance of common stock in conjunction with
    merger (Note 8)                                        606,109      2,803,000           --

Issuance of common stock in conjunction with
    acquisition of Grass Valley Ltd., Inc. (Note 8)        209,620      1,048,500           --

Net income                                                    --             --          290,512
                                                        ----------     ----------     ----------

Balance, March 31, 1999                                  1,586,229      4,746,520        (47,865)

Stock dividend                                              79,319           --             --

Net income                                                    --             --          939,549
                                                        ----------     ----------     ----------

Balance, March 31, 2000                                  1,665,548     $4,746,520     $  891,684
                                                        ==========     ==========     ==========

         The accompanying notes are an integral part of the consolidated financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                                                                 Years ended March 31,
                                                                     ---------------------------------------------
                                                                        1998             1999              2000
                                                                     -----------      -----------      -----------
Cash flows from operating activities:
    Net income                                                       $   205,270      $   290,512      $   939,549
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                     56,263          341,170          630,089
        Deferred income taxes                                               --             (7,000)         (20,000)
        (Gain) loss on disposition of assets                                --             (6,477)          (1,100)
        Minority interest in earnings of consolidated subsidiary            --            136,007             --
        Changes in assets and liabilities:
           Receivables                                                   (13,022)         122,076           81,513
           Inventories                                                   (27,835)          29,279           32,930
           Prepaid expenses                                                2,498           11,402         (109,427)
           Other assets                                                   (1,525)         (41,559)          20,942
           Accounts payable and accrued expenses                          23,606          (51,156)         140,614
           Income taxes                                                     --           (130,119)         387,002
                                                                     -----------      -----------      -----------
      Net cash provided by (used in) operating activities                245,255          694,135        2,102,112
                                                                     -----------      -----------      -----------
Cash flows from investing activities:
    Additions to property, buildings and equipment                       (13,657)        (217,515)        (527,165)
    Proceeds from sale of assets                                            --             20,000            1,100
    Payment for business acquisition, net of cash acquired                  --         (3,438,127)            --
                                                                     -----------      -----------      -----------
      Net cash used in investing activities                              (13,657)      (3,635,642)        (526,065)
                                                                     -----------      -----------      -----------
Cash flows from financing activities:
    Proceeds from notes payable                                            7,271        7,092,500             --
    Payments on notes payable                                             (1,214)      (4,145,540)        (579,409)
    Capital contributions                                                  5,760          600,000             --
    Dividend distributions                                              (244,694)         (44,070)            --
                                                                     -----------      -----------      -----------
      Net cash provided by (used in) financing activities               (232,877)       3,502,890         (579,409)
                                                                     -----------      -----------      -----------

      Net increase (decrease) in cash and cash equivalents                (1,279)         561,383        1,036,638

Cash and cash equivalents, beginning of year                              43,468           42,189          603,572
                                                                     -----------      -----------      -----------

Cash and cash equivalents, end of year                               $    42,189      $   603,572      $ 1,640,210
                                                                     ===========      ===========      ===========

Supplemental disclosures of cash flow information:
    Conversion of debt to equity                                     $   234,240      $      --        $      --
                                                                     ===========      ===========      ===========
    Cash paid for:
      Interest                                                       $    34,896      $   422,023      $   582,887
                                                                     ===========      ===========      ===========

      Taxes                                                          $      --        $   467,619      $    73,000
                                                                     ===========      ===========      ===========

         The accompanying notes are an integral part of the consolidated financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY AND BASIS OF PRESENTATION
     Elmer's Restaurants, Inc. and Subsidiaries (the Company), an Oregon corporation, owns and operates eleven Elmer's Restaurants, six Ashley's Deli restaurants, four Richard's Deli and Pub restaurants and sells franchises that give franchisees the right to operate under the name Elmer's Breakfast. Lunch. Dinner. for a specific restaurant or region. Franchises and Company owned stores are located throughout the western United States.

     On August 25, 1998, CBW, Inc. (CBW) acquired a controlling interest (705,000 shares representing 53.8% of the outstanding stock) of the then outstanding common stock of Elmer's Restaurants, Inc. (Elmer's) for $4,500,000. On February 18, 1999, CBW merged with and into Elmer's. Pursuant to the terms of the merger, Elmer's Restaurants, Inc. and Subsidiaries was the surviving corporation. The merger was consummated by Elmer's issuance of 770,500 shares of Elmer's restricted common stock to CBW shareholders in exchange for the 705,000 shares previously acquired. In connection with the merger, Elmer's assumed approximately $4 million in debt owed by CBW arising from CBW's acquisition of the controlling block of stock on August 25, 1998. These transactions were accounted for as a purchase of Elmer's by CBW, and accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. As a result of these transactions, the financial statements for the years ended March 31, 1997 and 1998 include the results of operations of CBW rather than the previously reported results of Elmer's. Elmer's entered into a new financing agreement whereby it borrowed funds to refinance existing debt and debt of CBW totaling approximately $1,750,000. Elmer's also used existing cash to reduce debt by approximately $1,000,000. Each CBW shareholder received 144.4507 shares of Elmer's restricted common stock for every CBW share owned.

     On March 31, 1999, the Company acquired Grass Valley Ltd., Inc. (GVL), which is the owner and operator of four delicatessen-style restaurants operating under the name of Richard's Deli and Pub located in Oregon (see
     Note 8).

     The consolidated financial statements include the accounts of CBW for the years ended March 31, 1998, 1999 and 2000, Elmer's from August 31, 1998 (the results of operations of Elmer's from August 25, 1998 to August 31, 1998 is not material to the results of operations of the Company), and Grass Valley Ltd., Inc., Elmer's wholly-owned subsidiary, from March 31, 1999. All material intercompany accounts and transactions have been eliminated. The minority interest included in the 1999 financial statements represents the 46.2% separate public ownership in Elmer's from August 31, 1998 through February 17, 1999.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable approximated fair value as of March 31, 1999 and 2000 because of the relatively short maturity of these instruments. The carrying value of notes payable approximated fair value as of March 31, 1999 and 2000 based upon interest rates and terms available for the same or similar loans.

     CASH AND CASH EQUIVALENTS
     The Company considers all short-term, highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company invests its excess cash in interest bearing deposits with major banks and in U.S. Treasury securities. These investments mature within 90 days and are therefore subject to minimal risk. Management routinely reviews these investments in order to limit the amount of credit exposure to any one financial institution.

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

     RECOVERABILITY OF LONG-LIVED ASSETS
     Management of the Company reviews the carrying value of capitalized tangible and intangible assets on a regular basis to reach a judgement concerning possible permanent impairment of value. These reviews consider, among other factors: (1) the net realizable value of each major classification of assets, (2) the cash flow associated with the assets, and
     (3) significant changes in the extent or manner in which major assets are used. Management believes the carrying value of assets is less than the estimated fair value.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     INCOME TAXES
     CBW was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, from May 22, 1997 (and was a limited liability company from organization to that date) and was treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, CBW's earnings through February 17, 1999 have been taxed directly to CBW's shareholders, at their individual federal and state income tax rates, rather than to the Company. The earnings of Elmer's from August 25,1998 through March 31, 1999, and the earnings for the year ended March 31, 2000, are taxed as a taxable corporation.

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable for the year and the change during the year in net deferred income tax assets and liabilities.

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

     All references to share and per share information have been adjusted to give effect to the 770,500 shares of restricted common stock issued by Elmer's in connection with the merger of CBW on February 18, 1999 with and into Elmer's as described above, and the 5% stock dividend declared at November 30, 1999.

     RECLASSIFICATION
     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. Net income and cash flows were not affected by the reclassifications.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income in the periods presented.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
     The Company has also adopted FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires selected segment information in quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.

     In June 1998, the FASB SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measure at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Elmer's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting bulletin (SAB) 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. Elmer's management is in the process of studying the implications of SAB 101 and has not yet determined the impact to the financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     UNAUDITED PRO FORMA FINANCIAL INFORMATION
     As more fully described in Note 3, CBW has been taxed for federal and state income tax purposes as a limited liability company or as an S corporation for certain periods in the three years ended March 31, 2000. The unaudited pro forma information reflects provisions for income taxes that would have been recorded had CBW been a taxable corporation for all periods presented.


2.   PROPERTY, BUILDINGS AND EQUIPMENT

                                                                      March 31,
                                                            ----------------------------
                                                               1999             2000
                                                            -----------      -----------
         Land                                               $ 2,246,700      $ 2,246,700
         Buildings                                            1,862,400        1,894,204
         Furniture, fixtures and equipment                    2,226,211        2,676,821
         Leasehold improvements                                 813,796          894,471
         Automobiles                                             12,632           16,932
                                                            -----------      -----------
                                                              7,161,739        7,729,128

         Less accumulated depreciation and amortization        (278,917)        (836,284)
                                                            -----------      -----------
                                                            $ 6,882,822      $ 6,892,844
                                                            ===========      ===========

3.   INCOME TAXES

     CBW was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, since May 22, 1997 (and was a limited liability company from organization to that date) and was treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, CBW's earnings through February 17, 1999 have been taxed directly to CBW shareholders, at their individual federal and state income tax rates, rather than to the Company.

     The earnings of Elmer's from August 31, 1998 through February 17, 1999 are taxed as a taxable corporation. Effective with the merger of CBW with and into Elmer's (see Note 8), on February 18, 1999 (Termination date) CBW's S corporation status terminated. Subsequent to the Termination date, the Company is subject to federal and state income taxes on its earnings.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.   INCOME TAXES (CONTINUED)

     The provision for income taxes has been computed in accordance with SFAS No. 109 as if the Company had been a taxable corporation for all periods presented (information with respect to the years ended March 31, 1998 and 1999 is unaudited pro forma information):

                                                           Years ended March 31,
                                                    ----------------------------------
                                                      1998         1999         2000
                                                    --------     --------     --------
                                                    (unaudited pro forma
                                                         information)
        Currently payable:
           Federal                                  $   --       $160,000     $400,000
           State                                        --         34,000       60,000
                                                    --------     --------     --------
                                                        --        194,000      460,000

        Deferred income taxes                         72,000       17,000       20,000
                                                    --------     --------     --------
                                                    $ 72,000     $211,000     $480,000
                                                    ========     ========     ========

     A reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows (information with respect to the years ended March 31, 1998 and 1999 is unaudited pro forma information):

                                                                         Years ended March 31,
                                                                    --------------------------------
                                                                     1998         1999         2000
                                                                    ------       ------       ------
                                                                   (unaudited pro forma
                                                                        information)
        Income tax at statutory rate                                  34.0%        34.0%        34.0%
        Federal graduated rates                                       (3.5)         --           --
        State income taxes, net of federal income tax benefit          4.4          3.5          3.9
        Non deductible expenses                                        0.2          1.2          1.9
        Federal income tax credits                                                 (4.3)        (6.0)
                                                                    ------       ------       ------
                                                                      35.1%        34.4%        33.8%
                                                                    ======       ======       ======

     The income tax provision of $185,000 for the year ended March 31, 1999 relates to the results of operations of Elmer's from August 31, 1998 through February 17, 1999 and the results of operations of the Company from February 18, 1999 through March 31, 1999.

     Deferred income taxes are the result of provisions in the tax laws that either require or permit certain items of income or expense to be reported for income tax purposes in different periods than they are reported for financial reporting. As of March 31, 1999 and 2000, the deferred tax liability of $773,000 and $793,000 primarily represents the difference between the book basis of property, buildings and equipment and the related tax basis of approximately $2,200,000 and $2,300,000, respectively.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.   NOTES PAYABLE

                                                                                     1999           2000
        Note payable to financial institution, collateralized by substantially all assets of the Company excluding real estate, due
           September 2004, monthly principal installments of                       $2,600,000     $2,127,271
           approximately $39,400 plus interest at 8.25%
        Notes payable to financial institutions, collateralized by real estate, due at various dates through February 2008, monthly installments total approximately $22,500 including interest at rates as follows:
             Fixed rate of 8.15%                                                      480,000        464,325
             Fixed rate of 8.18%                                                    1,275,006      1,238,241
             Fixed rate of 8.25%                                                      605,567        581,617
        Note payable to financing company, collateralized by substantially all assets of the Company, interest only payments due monthly
           at 12%, principal balance due February 2004                              1,262,500      1,253,402
        Note payable to other, collateralized by stock of a subsidiary,
           due August 2001, interest at 10%                                            52,865         31,673
                                                                                   ----------     ----------
                                                                                    6,275,938      5,696,529

        Less current portion                                                          572,399        572,399
                                                                                   ----------     ----------
             Net of current portion                                                $5,703,539     $5,124,130
                                                                                   ==========     ==========

     Certain notes payable contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive covenants require the Company to maintain a maximum of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 5.5 to 1.0, and a ratio of cash generation (defined as net income before taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. The Company was in compliance with these covenants at March 31, 2000.

     The Company has available a $250,000 line of credit with Wells Fargo Bank, which matures September 1, 2000, and is collateralized by substantially all assets of the Company excluding real estate. Interest on the unpaid balance accrues at a rate of prime plus 1%. The prime rate at March 31, 2000 was 9.0%. There were no amounts drawn on the line at March 31, 2000.

     Future maturities of notes payable for years ending March 31 are: 2001 - $572,399; 2002 - $577,066; 2003 - $574,538; 2004 - $1,836,603; 2005 -
     $300,200; and thereafter - $1,835,723.

     All interest costs incurred during the years ended March 31, 1998, 1999 and 2000 have been expensed during the respective periods.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.   LEASES

     Minimum fiscal year rental commitments for the years ending March 31 under operating leases for property, buildings and equipment with noncancelable terms of more than one year are: 2001 - $697,845; 2002 - $631,380; 2003 -
     $544,920; 2004 - $389,602; 2005 - $366,572; and thereafter - $508,596.

     The leases generally provide for additional rentals based upon a specified percentage of sales and require the Company to pay certain other costs. Rental expense on operating leases amounted to approximately $135,000, $848,000 and $883,751for the years ended March 31, 1998, 1999 and 2000, respectively.


6.   RELATED PARTY TRANSACTIONS

     Amounts outstanding with Jaspers Food Management, Inc. (JFMI) are as follows:

                                                                          March 31,
                                                                  ------------------------
                                                                     1999          2000
                                                                  -----------  -----------
        Accounts payable (receivable) and other liabilities         $ (3,873)    $ (3,148)

     Accounts payable and other liabilities due to the affiliate is due on demand and accrue interest at an annual rate of 10.5% based on the outstanding balance over 28 days.

     Transactions applicable to the affiliate were approximately as follows:

                                                       Years ended March 31,
                                                ----------------------------------
                                                  1998         1999         2000
                                                --------     --------     --------
        Interest expense                        $ 15,000     $ 14,000     $   --
        Labor and related expenses               420,000      452,000      903,137

     Under the terms of a management services agreement, the affiliate provides substantially all store labor, management, accounting, human resources, training and other administrative services related to the operation of the six Ashley's Deli and four Richard's Deli and Pub restaurants as disclosed in labor and related expenses above.

     Included in accounts receivable at March 31, 1999 is a note receivable from a franchisee and director of the Company in the amount of $97,857. The note was collected during the year ended March 31, 2000.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.   RESTAURANT AND FRANCHISE OPERATIONS

     Summary results of operations and other selected financial information from restaurant operations and franchise operations are presented after elimination of intercompany transactions:

                                                           Years Ended March 31,
                                                 -------------------------------------------
                                                    1998             1999           2000
                                                 -----------     -----------     -----------
        Revenues:
           Restaurant operations                 $ 1,591,293     $11,591,646     $21,404,597
           Franchise operations                         --           361,082         774,977
                                                 -----------     -----------     -----------

             Consolidated                        $ 1,591,293     $11,952,728     $22,179,574
                                                 ===========     ===========     ===========

        Income (loss) from operations:
           Restaurant operations                 $   240,118     $   649,753     $ 1,620,632
           Franchise operations                         --           395,548         276,837
                                                 -----------     -----------     -----------

             Consolidated                        $   240,118     $ 1,045,301     $ 1,897,469
                                                 ===========     ===========     ===========

        Capital and intangible expenditures:
           Restaurant operations                 $    13,657     $   191,748     $   493,333
           Franchise operations                         --            25,767          33,832
                                                 -----------     -----------     -----------

             Consolidated                        $    13,657     $   217,515     $   527,165
                                                 ===========     ===========     ===========

        Depreciation and amortization:
           Restaurant operations                 $    56,263     $   261,635     $   561,440
           Franchise operations                         --            79,535          68,649
                                                 -----------     -----------     -----------

             Consolidated                        $    56,263     $   341,170     $   630,089
                                                 ===========     ===========     ===========

        Assets:
           Restaurant operations                 $   259,675     $11,571,468     $12,495,871
           Franchise operations                         --         1,475,216       1,351,337
                                                 -----------     -----------     -----------

             Consolidated                        $   259,675     $13,046,684     $13,847,208
                                                 ===========     ===========     ===========

     The number of Company owned stores and operating franchises at March 31 is as follows:

                                                         1998            1999            2000
        Company owned stores                               5              20              21
        Operating franchises                              --              18              18

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   ACQUISITIONS AND MERGER

     CBW ACQUISITION OF ELMER'S
     On August 25, 1998, CBW acquired a controlling interest (705,000 shares representing 53.8% of the outstanding stock) in Elmer's for $4,500,000. The total cost of the acquisition of $4,612,013, including $112,013 of related acquisition costs, was provided by approximately $4,000,000 of debt financing and the balance in CBW's own cash. The purchase method of accounting was used to record this transaction and a new basis of accounting was established for the assets and liabilities of Elmer's to the extent of the change in ownership based on fair values as follows:

        Current assets                                             $1,190,536
        Property, buildings and equipment                           3,790,027
        Intangible assets                                           2,171,048
        Other assets                                                   43,587
        Liabilities assumed                                        (2,163,185)
        Deferred income taxes                                        (420,000)
                                                                   -----------
                                                                   $4,612,013
                                                                   ===========

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

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   ACQUISITIONS AND MERGER (CONTINUED)

     The merger transaction was accounted for as a purchase of the remaining 46.2% separate public ownership of Elmer's by CBW. A new basis of accounting was established for the assets and liabilities of Elmer's, based on fair values, upon execution of the merger agreement. The total estimated fair value of assets acquired in the merger transaction is comprised of the following:

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
                                                                             ----------
                                                                             $5,266,804
                                                                             ==========

     The purchase price has been allocated to the assets to be acquired and obligations to be assumed, based on the estimate of the 46.2% proportionate fair values of the assets and liabilities, as follows:

        Current assets                                                       $  839,988
        Property, buildings and equipment                                     3,173,264
        Intangible assets                                                     1,220,701
        Other assets                                                             32,851
                                                                             ----------
                                                                             $5,266,804
                                                                             ==========

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

     The total cost of the merger transaction is comprised of the following:

        Cash                                                                 $  110,000
        Estimated value of 209,620 shares of common stock of Elmer's
           issued in connection with merger transaction                       1,048,500
        Assumed liabilities                                                     181,161
        Expenses related to the transaction                                      44,000
                                                                             ----------
                                                                             $1,383,661
                                                                             ==========

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   ACQUISITIONS AND MERGER (CONTINUED)

     ACQUISITION OF GRASS VALLEY LTD., INC. (DBA RICHARD'S DELI AND PUB) (CONTINUED)
     The excess of the estimated fair value of the assets acquired ($1,383,661) over the historical cost ($223,553) was allocated to goodwill ($1,160,108), as the historical costs of all tangible assets was assumed to be equal to their fair value.

     SUMMARY
     The following table represents the unaudited pro forma results of operations for the years ended March 31, 1998 and 1999 as if the acquisition of 53.8% of the outstanding common stock of Elmer's, the merger of CBW with and into Elmer's and the acquisition of GVL had occurred at the beginning of the respective periods. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been made at the beginning of the respective periods or of results, which may occur in the future.

                                                          Year ended      Year ended
                                                           March 31,       March 31,
                                                             1998            1999
                                                          -----------     -----------
        Total revenue                                     $19,763,000     $21,231,597
        Income from operations                            $ 1,519,000     $ 1,649,526
        Income before provision for income taxes          $   901,000     $ 1,141,293
        Net income                                        $   595,000     $   751,278
        Basic earnings per share of common stock          $       .36     $       .45

        Weighted-average number of shares outstanding       1,665,548       1,665,548

        Number of Company owned stores                             20              20

9.   CONTINGENCIES

     From time to time, the Company is involved in litigation relating to claims arising in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts, which it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business or operations.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  STOCK OPTIONS

     The Board of Directors adopted a stock option plan (Plan), subject to shareholder approval, which provides for the award of incentive stock options to key employees and the award of nonqualified stock options to employees and non-employee Directors. Under the terms of the Plan, the option price is determined as the fair value of the Company's common stock at the time the option is granted. Under the Plan, 320,000 shares of common stock are authorized for issuance. Options are exercisable upon vesting. Options generally vest 20% annually and expire 10 - 15 years after the date of grant.

     A summary status of the Company's stock option as of March 31, 1999 and 2000 and changes during the year ended on those dates is presented below:

                                                                  Weighted-
                                                                  average
                                              Options             exercise
                                            outstanding             price
                                              --------              -----
        Balance, March 31, 1998                   --
        Options granted                        169,500              $4.75
                                              --------              -----
        Balance, March 31, 1999                169,500               4.75
        Options granted                        159,000               6.11
        Options cancelled                      (17,000)              4.75
                                              --------              -----
        Balance, March 31, 2000                311,500              $5.44
                                              ========              =====

     The following table summarizes information about stock options outstanding as of March 31, 2000:

                                                                                       Options exercisable
                                                Weighted-                         ---------------------------------
                                                 average          Weighted-                           Weighted-
                                                remaining          average                             average
           Exercise            Number          contractual        exercise            Number           exercise
             price          outstanding           life              price          exercisable          price
        ----------------  -----------------  ----------------  ----------------   ---------------   ---------------
             $4.75               152,500       11.62 years          $4.75             54,500            $4.75
            $5.875                59,000       10.85 years         $5.875               -               $5.875
             $6.25               100,000        15 years            $6.25            100,000            $6.25

     There were 8,500 shares of common stock reserved for the grant of stock options under the Plan at March 31, 2000.

     The FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost of those plans using the method of accounting prescribed by

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  STOCK OPTIONS (CONTINUED)

     APB 25. Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

     The Company complies with the disclosure-only provisions of SFAS No. 123 and thus no compensation cost has been recognized for the Plan. Had compensation cost for the stock-based compensation plan been determined based on the fair value of options at the date of grant consistent with the provisions fo SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                          1999           2000
        Net income - as reported                     $   290,512     $   939,549
        Net income - pro forma                           290,512         394,763

        Diluted earnings per share - as reported     $       .35     $       .55
        Diluted earnings per share - pro forma               .35             .23


     The pro forma effect on net income for 1999 and 2000 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         1999           2000
        Risk-free interest rate                             6.0%           6.0%
        Expected life                                 8.14 years     9.42 years
        Expected volatility                                  59%            50%
        Expected dividend yield                               0%             0%

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.