Form 10-Q
period 2000-07-24
ELMERS RESTAURANTS INC
filed 2000-09-07
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 24, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to _________________

                         Commission file number 0-14837

                            ELMER'S RESTAURANTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            OREGON                    ___________              93-0836824
            ------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   11802 S.E. Stark St.              97216               (503) 252-1485
   --------------------              -----               --------------
  (Address of principal           (Zip Code)    (Registrant's telephone number,
    executive offices)                                including area code)

           Securities registered pursuant to Section 12(b)of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding at August 5, 2000: 1,665,548

================================================================================

                            ELMER'S RESTAURANTS, INC.
                            -------------------------

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I:  FINANCIAL INFORMATION

     Item 1.   Financial Statements                                         3
               Condensed Consolidated Balance Sheets,
                   July 24, 2000 (Unaudited) and
                   March 31, 2000

               Condensed Consolidated Statements of Income,                 4
                   Sixteen weeks ended July 24, 2000 and July 26, 1999
                   (Unaudited)

               Condensed Consolidated Statements of Cash Flows,             5
                   Sixteen weeks ended July 24, 2000 and July 26, 1999
                   (Unaudited)

               Notes to Condensed Consolidated Financial Statements         6
                   (Unaudited)

     Item 2.   Management's Discussion and Analysis of Financial            6
                   Statements (Unaudited)

     Item 3.   Quantitative and Qualitative Disclosures about Market        9
               Risk

PART II: OTHER INFORMATION AND SIGNATURES

     Item 2.   Changes in Securities and Use of Proceeds                   10

     Item 5.   Other Information                                           10

     Item 6.   Exhibits and Reports on Form 8-K                            10

               Signatures                                                  11

                            ELMER'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   July 24, 2000  March 31, 2000
                                                   -------------  --------------
                                                    (unaudited)      (audited)
                            ASSETS
Current Assets:
  Cash and cash equivalents                         $ 1,496,410     $ 1,640,210
  Accounts receivable                                   159,969         199,466
  Inventories                                           317,363         339,654
  Prepaid expenses and other                            285,390         276,604
  Income taxes receivable                                 5,435            --
                                                    -----------     -----------

      Total current assets                            2,264,567       2,455,934

  Property, buildings and equipment-net               6,937,106       6,892,844
  Intangible assets - net                             4,377,165       4,390,471
  Other assets                                          107,158         107,959
                                                    -----------     -----------

      Total assets                                  $13,685,996     $13,847,208
                                                    ===========     ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable, current portion                    $   657,527     $   572,399
  Accounts payable                                      745,857         772,174
  Accrued expenses                                      408,276         448,803
  Accrued payroll and related taxes                     208,651         218,728
  Accrued income taxes                                     --           279,770
                                                    -----------     -----------

      Total current liabilities                       2,020,311       2,291,874

  Notes payable, net of current portion               4,926,364       5,124,130
  Deferred income taxes                                 793,000         793,000
                                                    -----------     -----------

      Total liabilities                               7,739,675       8,209,004
                                                    -----------     -----------

  Common stock                                        4,746,520       4,746,520
  Retained earnings                                   1,199,801         891,684
                                                    -----------     -----------

      Total shareholders' equity                      5,946,321       5,638,204
                                                    -----------     -----------


      Total liabilities and shareholders' equity    $13,685,996     $13,847,208
                                                    ===========     ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               Sixteen Weeks Ended
                                            July 24,         July, 26
                                          ----------------------------
                                             2000              1999
                                          -----------      -----------

REVENUES                                  $ 7,231,139      $ 7,018,838
                                          -----------      -----------

COSTS AND EXPENSES:

  Cost of restaurant sales
    Food and beverage                       2,043,186        2,061,929
    Labor and related                       2,293,991        2,273,112

  Occupancy costs                             398,304          404,981

  Depreciation and amortization               199,237          213,244

  General and administrative expenses       1,691,066        1,495,529
                                          -----------      -----------

                                            6,625,784        6,448,795
                                          -----------      -----------

INCOME FROM OPERATIONS
BEFORE OTHER INCOME (EXPENSE)                 605,355          570,043

OTHER INCOME (EXPENSE):

  Other income                                 51,594            3,496
  Interest expense                           (187,317)        (183,272)
                                          -----------      -----------

Income before income taxes                    469,632          390,267

  Provision for income taxes                 (161,515)        (133,208)
                                          -----------      -----------

Net Income                                $   308,117          257,059
                                          ===========      ===========

PER SHARE DATA:

  Net income per share - Basic            $      0.17      $      0.14
                                          ===========      ===========

  Weighted average number of
  common shares outstanding - Basic         1,832,003        1,832,003
                                          ===========      ===========

  Net income per share - Diluted          $      0.17      $      0.14
                                          -----------      -----------

  Weighted average number of
  common shares outstanding - Diluted       1,863,781        1,891,525
                                          ===========      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the sixteen weeks ended
                                                                  July, 24         July, 26
                                                                     2000             1999
                                                                 -----------      -----------
Cash flows from operating activities
    Net income                                                   $   308,117      $   257,059
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization                                  199,237          213,244
      Changes in assets and liabilities:
        Other assets                                                  53,803           85,305

        Accounts payable and accrued expenses                        (76,921)           5,218

        Income taxes                                                (285,205)         127,816
                                                                 -----------      -----------

    Net cash provided by operating activities                        199,031          688,642
                                                                 -----------      -----------
Cash flows from investing activities:
    Additions to property, buildings equipment and
       intangible assets                                            (230,193)         (79,433)
                                                                 -----------      -----------

      Net cash used in investing activities                         (230,193)         (79,433)
                                                                 -----------      -----------
Cash flows from financing activities:
    Payments on notes payable                                       (112,638)        (180,847)
                                                                 -----------      -----------

        Net cash used in by financing activities                    (112,638)        (180,847)
                                                                 -----------      -----------

        Net increase (decrease) in cash and cash equivalents        (143,800)         428,362

Cash and cash equivalents, beginning of period                     1,640,210          603,572
                                                                 -----------      -----------

Cash and cash equivalents, end of period                         $ 1,496,410      $ 1,031,934
                                                                 ===========      ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                     $   187,317      $   183,272
                                                                 ===========      ===========

    Income taxes                                                 $   444,000      $     2,000
                                                                 ===========      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc., (the "Company" or "Elmer's") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 2000 balance sheet was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 2000, 1999, and 1998, respectively, included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

All net income per share amounts and weighted average number of common shares outstanding have been retroactively adjusted to reflect a 10% stock dividend, which had a record date in August 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its and subsidiaries, and their results of operations and cash flows.

This report on Form 10-Q for the first fiscal quarter ended July 24, 2000 should be read in conjunction with the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Elmer's (NASDAQ Small Cap Market symbol: ELMS), located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Breakfast. Lunch. Dinner." and "Elmer's Pancake & Steak House" and an operator of delicatessen restaurants under the names "Ashley's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family.

The Company currently owns and operates 11 Elmer's restaurants and is a party to franchise agreements for 18 Elmer's restaurants in six western states.

On August 1, 2000, the Company entered into an occupancy lease agreement with Shilo Management Company ("Shilo") for the lease of restaurant space in Shilo's hotel/motel in Springfield, Oregon, and is currently renovating the restaurant space. The Company's will own and operate the Springfield, Oregon, restaurant, which will be the Company's twelfth.

The Company franchises or operates a total of 29 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style, with fireplaces in the dining rooms. The restaurants are primarily free standing buildings, ranging in size from 4,600 to approximately 8,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas.

The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes, country platters and other popular breakfast items.

Highlights of Historical Results. The Company reported net income of $308,117 or $.17 per share for the quarter ended July 24, 2000, on sales of $7.231 million as compared to reported net income of approximately $257,059 or $.14 per share for the first quarter ended July 26, 1999. The $51,058 increase in net income is attributable to continued increases in same store sales and operating and improvements in comparable same store operating performance. The Company's total assets as at July 24, 2000 were $13.7 million, which is a decrease of $161,212 over total assets as at March 31, 2000. In the sixteen weeks ended July 24, 2000, working capital increased $80,196 while notes payable (net of current portion) decreased $197,766. Cash provided by operating activities totaled $199,031 for the period ended July 24, 2000 compared to $688,642 for the period ending July 26, 1999. The decrease in cash provided from operations is primarily attributable to the reduction in accrued income taxes and accrued expenses by $285,205 and $76,921 respectively, during the sixteen weeks ended July 24, 2000, thereby reducing cash provided by operating activities by $362,126. During the sixteen weeks ended July 26, 1999 accrued income taxes and accounts payable and accrued expenses increased by $127,816 and $5,218 respectively thereby increasing cash provided by operations by $133,034.

Comparison of Results of Operations. The following discussion and analysis presents the Company's results of operations for the 115 days ended July 24, 2000 and the 117 days ending July 26, 1999 respectively.

For the period ended July 24, 2000, the Company's net income and earnings per share increased 20% over net income and earnings per share for the comparable period in 1999. Net income as a percentage of total revenue increased from 3.7% for the period ended July 26, 1999, to 4.3% for the quarter ended July 24, 2000.

Dollar amounts in thousands except per share         Results of Operations          Results of Operations
data                                                 For the quarter ended          For the quarter ended
                                                         July 24, 2000                  July 26, 1999
                                                         -------------                  -------------
                                                                       Percent of                     Percent of
                                                 Amount                 Revenues     Amount            Revenues
                                                 ------                 --------     ------            --------
Revenue                                             $7,231              100.0%        $7,019           100.0%
Restaurant costs and expenses                        4,935               68.2          4,953            70.6
General and administrative expenses                  1,691               23.4          1,496            21.3
Operating income                                       605                8.4            570             8.1
Non operating income (expense)                       (136)               (1.9)          (180)           (2.5)
Net income                                             308                4.3            257             3.7

Basic earnings per share                             $0.17                             $0.14

Weighted average shares outstanding              1,832,003                         1,832,003

Dollar amounts in thousands                                 Revenue                        Revenue
                                                     For the quarter ended          For the quarter ended
                                                         July 24, 2000                  July 26, 1999
                                                         -------------                  -------------
                                                                       Percent of                     Percent of
                                                 Amount                 Revenues     Amount            Revenues
                                                 ------                 --------     ------            --------
Restaurant operations:

Restaurant sales                                    $6,030             83.4%          $5,917            84.3%
Lottery                                                920              12.7             889             12.7
                                                    ------             -----             ---             ----
                                                     6,950              96.1           6,806             97.0

Franchise operations                                   281               3.9             213              3.0
                                                    ------             -----             ---              ---

Total revenue                                       $7,231            100.0%          $7,019           100.0%
                                                    ======            ======          ======           ======

REVENUES. Revenues for the period ended July 24, 2000 were 3.0% greater than the two-day longer comparable period in 1999. Revenues from same store restaurant operations showed increases of 2.1% over the two-day longer comparable period ended July 26, 1999. The Company anticipates further improvement in same store sales as it rolls out its scheduled seasonal "outsert" menu program with a corresponding advertising campaign emphasizing new contemporary menu items.

RESTAURANT COSTS AND EXPENSES. Restaurant costs and expenses, which consists of four categories including food, beverage and supply costs, labor and labor related costs, occupancy costs, and depreciation and amortization, decreased to 68.2% of revenue for the quarter ended July 24, 2000 compared to 70.6% for the comparable period in 1999. Food, beverage and supply costs as a percentage of total revenues were 28.3% for the sixteen weeks ended July 24, 2000 compared to 29.4% for the comparable period ended July 26, 1999. Labor expenses totaled 31.7% of revenues for the quarter ended July 24, 2000 compared to 32.4% of revenues for the same period in 1999. The decrease in food, beverage and supply cost as a percentage of revenue in the first quarter of fiscal 2001 over first quarter of fiscal 2000 is principally a result of the of the full implementation of the new regular and "outsert" menu programs. The decrease in labor as a percentage of revenues in the first quarter of 2001 over first quarter 2000 is driven by increases in guest check driven by the Company's new menu. Occupancy costs as a percentage of revenues dropped from 5.8% for the sixteen weeks ended July 26, 1999 to 5.5% for the same period ended July 24, 2000. Depreciation and amortization expense as a percentage of revenues dropped from 3.0% for the quarter ended July 26, 1999 to 2.8% for the quarter ended July 24, 2000. Both decreases are principally attributable to the 3.0% increase in total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 23.4% of total revenue in the first quarter of 2001 compared to 21.3% of revenues in the comparable period in fiscal year 2000. The increase in G&A includes cash compensation paid to the Chief Executive Officer and President as well as increased administrative wages and benefits. G&A expenses as a percent of revenue for the year ended March 31, 2000 was 25.4%.

NON OPERATING INCOME (EXPENSES). Net other expenses were 1.9% of total revenues in the first quarter of fiscal 2001 compared to 2.5% of total revenues in the comparable period in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES. As of July 24, 2000, the Company had cash and equivalents of approximately $1.5 million representing a decrease from March 31, 2000 of approximately $144,000. The decrease resulted from cash used for reduction in accrued income taxes of $285,205. Cash used by financing activities was $112,638 primarily from payments on notes payable. Cash used in investing activities was $230,193 for additions to property, buildings and equipment.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. As of July 24, 2000, the Company had outstanding indebtedness of $1.97 million under a term loan facility and $2.26 million under real estate loan facilities with Wells Fargo Bank (the "Wells Fargo Loans") and $1.25 million under a term loan facility with Eagle's View Management Company, Inc. (the "EVM Loan").

The Wells Fargo Loans have a weighted-average maturity of 9 years, bear interest at an average of 8.2%, require monthly payments of principal and interest, are collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. and impose certain financial restrictions and covenants, the most restrictive of which, require the Company to maintain a maximum of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 5.5 to 1.0. Additionally, on a trailing four quarter basis as of the end of each fiscal quarter, the Company will be required to maintain a ratio of cash generation to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. As of July 24, 2000, the Company had fulfilled its obligations under the Wells Fargo Loans.

The Company also has available a $250,000 line of credit (of which approximately $175,000 remains available at July 24, 2000) with Wells Fargo Bank through September 1, 2000.

The EVM Loan has a maturity of approximately 5 years, an annual interest rate of 15%, requires monthly payments of interest only, and is collateralized by a second position on substantially all the assets owned by the Company.

The Company's primary source of liquidity during the year was the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings, as discussed above.

Elmer's Restaurants, Inc. and Grass Valley Ltd., Inc., like most restaurant businesses, are able to operate with nominal or deficit working capital because sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

CERTAIN STATEMENTS IN THIS FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WHICH WE BELIEVE ARE REASONABLE AND WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS RELATING TO THE COMPANY'S BUSINESS, FINANCIAL CONDITION, AND OPERATIONS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF ELMER'S RESTAURANTS, INC. (INDIVIDUALLY AND COLLECTIVELY WITH ITS SUBSIDIARIES, HEREIN THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE ABILITY TO ACCOMPLISH STATED GOALS AND OBJECTIVES; SUCCESSFUL INTEGRATION OF ACQUISITIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND

PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; CONSUMER TRIAL AND FREQUENCY; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR RESTAURANT DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; CHANGES IN REGULATIONS EFFECTING LOTTERY COMMISSIONS; QUALITY OF MANAGEMENT; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; THE RESULTS OF FINANCING EFFORTS; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; CONTINUED NASDAQ LISTING; WEATHER CONDITIONS; CONSTRUCTION AND REMODELING SCHEDULES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q.

The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding at July 24, 2000, $984,800 principal amount was accruing interest at a variable rate of LIBOR plus 2.25%. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

                                            Principal amount by expected maturity
                                                    ($ in thousands)
Fiscal Year                         2001    2002     2003     2004     Thereafter       Total      Fair Value
Variable rate debt                  157.4   236.4    236.4    236.4       118.2         984.8         984.8

Average interest rate               8.5%    8.5%     8.5%     8.5%        8.5%
2.25% above LIBOR

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Effective April 1, 2000, the Company changed its quarterly reporting periods from 3 month periods ending on the last day of the respective month of the quarter, to a "4-3-3-3" accounting cycle whereby each quarter will end on the last Monday of the respective quarter. The prior year quarter has been restated to conform with the Company's new quarterly reporting period, which is a two-day longer period, ending July 26, 1999.

         On August 9, 2000, the board of directors approved a 10% stock dividend payable to all shareholders of record as of August 18, 2000. The board directed that the dividend be paid on September 15, 2000 and that no consideration for fractional shares be issued or paid.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         a)       Exhibits:

         Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-Q and are incorporated herein by this reference.

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

                                              Elmer's Restaurants, Inc.


                                              By: /s/ WILLIAM W. SERVICE
                                                  ----------------------
                                                   William W. Service
                                                   Chief Executive Officer

Dated: September 5, 2000

                                  EXHIBIT INDEX

Exhibit
  No.                      Description
  ---                      -----------

  27                 Financial Data Schedule