Form 10-Q
period 2000-10-16
ELMERS RESTAURANTS INC
filed 2000-11-30
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED OCTOBER 16, 2000 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)
                                   ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding at November 29, 2000: 1,832,032

================================================================================

                            ELMER'S RESTAURANTS, INC.
                            -------------------------
                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I:  FINANCIAL INFORMATION

     Item 1.   Financial Statements                                         3
               Condensed Consolidated Balance Sheets,
                   October 16, 2000 (Unaudited) and
                   March 31, 2000

               Condensed Consolidated Statements of Income,                 4
                   12 and 28 weeks ended October 16, 2000 and
                   October 18, 1999 (Unaudited)

               Condensed Consolidated Statements of Cash Flows,             5
                   28 weeks ended October 16, 2000 and October
                   18, 1999 (Unaudited)

               Notes to Condensed Consolidated Financial Statements         6
                   (Unaudited)

     Item 2.   Management's Discussion and Analysis of Financial          6-9
                   Statements (Unaudited)

     Item 3.   Quantitative and Qualitative Disclosures about Market        9
               Risk

PART II: OTHER INFORMATION AND SIGNATURES



     Item 4.   Submission of Matters to a Vote of Security Holders         10

     Item 5.   Other Information                                           11

     Item 6.   Exhibits and Reports on Form 8-K                            11

               Signatures                                                  12

                            ELMER'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        October 16, 2000      March 31, 2000
                                                           -----------          -----------
                                                           (unaudited)           (audited)
                            ASSETS
Current Assets:
  Cash and cash equivalents                                $ 1,046,140          $ 1,640,210
  Accounts receivable                                          437,985              199,466
  Inventories                                                  322,280              339,654
  Prepaid expenses and other                                   215,019              276,604
                                                           -----------          -----------
      Total current assets                                   2,021,424            2,455,934

  Property, buildings and equipment-net                      7,619,295            6,892,844
  Intangible assets - net                                    4,376,872            4,390,471
  Other assets                                                 101,597              107,959
                                                           -----------          -----------
      Total assets                                         $14,119,188          $13,847,208
                                                           ===========          ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable, current portion                           $   782,527          $   572,399
  Accounts payable                                             784,985              772,174
  Accrued expenses                                             475,369              448,803
  Accrued payroll and related taxes                            173,627              218,728
  Accrued income taxes                                          31,643              279,770
                                                           -----------          -----------
      Total current liabilities                              2,248,151            2,291,874

  Notes payable, net of current portion                      4,852,127            5,124,130
  Deferred income taxes                                        793,000              793,000
                                                           -----------          -----------
      Total liabilities                                      7,893,278            8,209,004
                                                           -----------          -----------
  Common stock                                               4,746,520            4,746,520
  Retained earnings                                          1,479,390              891,684
                                                           -----------          -----------
      Total shareholders' equity                             6,225,910            5,638,204
                                                           -----------          -----------
      Total liabilities and shareholders' equity           $14,119,188          $13,847,208
                                                           ===========          ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          28 Weeks Ended                      12 Weeks Ended
                                                   October 16,       October 18,       October 16,       October 18,
                                                      2000              1999              2000              1999
                                                  ------------      ------------      ------------      ------------
REVENUES:                                         $ 12,689,513      $ 12,129,329      $  5,458,374      $  5,110,491
                                                  ------------      ------------      ------------      ------------
COSTS AND EXPENSES:

  Cost of restaurant sales
    Food and beverage                                3,549,660         3,532,574         1,506,474         1,470,645
    Labor and related                                3,970,968         3,879,841         1,676,977         1,606,729
  Occupancy costs                                      703,875           693,113           305,571           288,132

  Depreciation and amortization                        358,749           368,987           159,512           155,743
  Restaurant pre-opening expenses                       29,967              --              29,967              --
  General and administrative expenses                2,957,229         2,630,513         1,266,163         1,134,984
                                                  ------------      ------------      ------------      ------------
                                                    11,570,448        11,105,028         4,944,664         4,656,233
                                                  ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS
BEFORE OTHER INCOME (EXPENSE)                        1,119,065         1,024,301           513,710           454,258

OTHER INCOME (EXPENSE):
  Other income                                          79,142            22,990            27,548            19,494
  Interest expense                                    (300,945)         (312,367)         (113,628)         (129,095)
                                                  ------------      ------------      ------------      ------------
                                                      (221,803)         (289,377)          (86,080)         (109,601)

  Income before income taxes                           897,262           734,924           427,630           344,657

  Provision for income taxes                          (309,556)         (249,628)         (148,041)         (116,420)
                                                  ------------      ------------      ------------      ------------
NET INCOME                                        $    587,706      $    485,296      $    279,589      $    228,237
                                                  ============      ============      ============      ============
PER SHARE DATA:

  Net income per share - Basic                    $       0.32      $       0.26      $       0.15      $       0.12
                                                  ============      ============      ============      ============
  Weighted average number of
  common shares outstanding - Basic                  1,832,032         1,832,032         1,832,032         1,832,032
                                                  ============      ============      ============      ============

  Net income per share - Diluted                  $       0.31      $       0.26      $       0.15      $       0.12
                                                  ------------      ------------      ------------      ------------
  Weighted average number of
  common shares outstanding - Diluted                1,888,740         1,885,588         1,888,740         1,885,588
                                                  ============      ============      ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements

                            ELMER'S RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the 28 weeks ended
                                                                         October 16,      October 18,
                                                                             2000             1999
                                                                         -----------      -----------
Cash flows from operating activities
    Net income                                                           $   587,706      $   485,296
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                        358,749          368,987
        Other assets                                                        (153,198)         166,030
        Accounts payable and accrued expenses                                 (5,724)           5,388
        Income taxes                                                        (248,127)         231,520
                                                                         -----------      -----------
    Net cash provided by operating activities                                539,406        1,257,221
                                                                         -----------      -----------
Cash flows from investing activities:
    Additions to property, buildings equipment and intangible assets        (725,971)        (136,042)
    Business acquisition, net of cash acquired                              (345,630)
                                                                         -----------      -----------
      Net cash used in investing activities                               (1,071,601)        (136,042)
                                                                         -----------      -----------
Cash flows from financing activities:
    Net change in revolving credit line balance                              200,000
    Payments on notes payable                                               (261,875)        (311,025)
                                                                         -----------      -----------
        Net cash used in by financing activities                             (61,875)        (311,025)
                                                                         -----------      -----------
        Net increase (decrease) in cash and cash equivalents                (594,070)         810,154

Cash and cash equivalents, beginning of period                             1,640,210          603,572
                                                                         -----------      -----------
Cash and cash equivalents, end of period                                 $ 1,046,140      $ 1,413,726
                                                                         ===========      ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                             $   300,945      $   284,357
                                                                         ===========      ===========
    Income taxes                                                         $   557,683      $    12,000
                                                                         ===========      ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Elmer's Restaurants, Inc., (referred to individually and collectively with its subsidiaries as the "Company" or "Elmer's") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The March 31, 2000 balance sheet was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended March 31, 2000, 1999, and 1998, respectively, included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The results of the period ended October 16,2000 are not necessarily indicative of the results which might be expected for the entire year..

Effective April 1, 2000, the Company changed its quarterly reporting periods from 3 month periods ending on the last day of the respective month of the quarter, to a "4-3-3-3" accounting cycle whereby each quarter will end on the last Monday of the respective quarter. The prior year quarter and year-to-date period have been restated to end on October 18, 1999, in order to conform with the new presentation.

All net income per share amounts and weighted average number of common shares outstanding have been retroactively adjusted to reflect the 10% stock dividend which had a record date in August 2000.

Costs associated with opening new restaurants are expensed as incurred unless they are related to a capital asset or leasehold improvement.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Elmer's Restaurants, Inc. and subsidiaries and their results of operations and cash flows.

This report on Form 10-Q for the second fiscal quarter ended October 16, 2000 should be read in conjunction with the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Elmer's Restaurants, Inc., located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Breakfast. Lunch. Dinner." and "Elmer's Pancake & Steak House" and an operator of delicatessen restaurants under the names "Ashley's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company entered into an occupancy lease on August 1, 2000 with Shilo Management Company and opened its newest Elmer's restaurant location on November 6th in Springfield, Oregon. On October 16, 2000 the Company sold a 25-year franchise license to a new franchisee in Logan, Utah. On November 15, 2000 the Company sold its Elmer's

Restaurant location in Gresham, Oregon to an existing Company franchisee. The Company entered into a 25-year franchise agreement with the Gresham franchisee along with an occupancy lease for the building and land still owned by the Company. The Company now owns and operates 11 Elmer's restaurants and franchises 19 Elmer's restaurants in six western states. The Company reports on a fiscal year commencing April 1 and ending March 31 of the following year.

The Company franchises or operates a total of 30 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 7,700 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas.

The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes, country platters and other popular breakfast items.

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $279,589 and $587,706, or $.15 and $.32 in basic earnings per share for the 12 and 28 week period ended October 16, 2000. These results are compared to reported net income of $228,237 and $485,296, or $.12 and $.26 per share for the 12 and 28 week period ended October 18, 1999. The approximately $51,000 and $102,000 increases in net income for the 12 and 28 weeks ended October 16, 2000 are after the absorption of approximately $30,000 in pre-opening expenses for the Springfield location during the most recent quarter. Earnings improvements are attributable to an improvement in comparable same store operating performance. The Company's total assets as of October 16, 2000 were $14.1 million, which is an increase of approximately $272,000 over total assets as of March 31, 2000. In the 28 weeks ended October 16, 2000, working capital decreased approximately $391,000 while notes payable (net of current portion) decreased $272,000. Cash provided by operating activities totaled $539,406 for the 28 weeks ended October 16, 2000 compared to $1,257,221 for the 28 weeks ended October 18, 1999. The decrease in cash provided from operations is substantially attributable to the timing of quarterly tax payments and to increases in other current assets.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 28 weeks ended October 16, 2000 and the 12 and 28 weeks ending October 18, 1999 respectively.

For the 12 and 28 week period ended October 16, 2000, the Company's net income and earnings per share increased 23% and 21% over net income and earnings per share for the comparable periods in 1999. Net income as a percentage of total revenue increased from 4.5% and 4.0% for the 12 and 28 week period ended October 18, 1999, to 5.0% and 4.6% for the 12 and 28 weeks ended October 16, 2000.


Dollar amounts in thousands except per share data

                                          RESULTS OF OPERATIONS             RESULTS OF OPERATIONS
                                          FOR THE 28 WEEKS ENDED            FOR THE 28 WEEKS ENDED
                                             OCTOBER 16, 2000                  OCTOBER 18, 1999
                                             ----------------                  ----------------
                                                        Percent of                  Percent of
                                          Amount         Revenues     Amount         Revenues
                                          ------         --------     ------         --------
Revenues                                $ 12,690          100.0%    $ 12,129          100.0%
Restaurant costs and expenses              8,613           67.9        8,475           69.9
General and administrative expenses        2,957           23.3        2,630           21.7
Operating income                           1,119            8.8        1,024            8.4
Non operating income (expense)              (222)          (1.7)        (289)          (2.4)
Net income                                   588            4.6          485            4.0

Basic earnings per share                $   0.32                    $   0.26

REVENUES. Revenues for the 12 and 28 weeks ended October 16, 2000 were 6.8% and 4.6% greater respectively than the comparable period in 1999. After adjusting for lounge sales from the new Springfield location during the quarter, revenues from same store restaurant operations showed an increase of 4.1% and 3.5% for the 12 and 28 weeks ended October 16, 2000 over the comparable period in 1999. The Company anticipates further improvement in same store sales as it introduces a holiday and a winter seasonal menu during the third quarter of fiscal 2001.

Dollar amounts in thousands

                                REVENUES                  REVENUES
                          FOR THE 28 WEEKS ENDED    FOR THE 28 WEEKS ENDED
                             OCTOBER 16, 2000           OCTOBER 18, 1999
                             ----------------           ----------------
                                      Percent of                Percent of
                           Amount      Revenues       Amount      Revenues
Restaurant operations:

Restaurant sales           $10,486        82.6%       $10,189        84.0%
Lottery                      1,786        14.1          1,586        13.1
                           -------       -----        -------       -----
                            12,272        96.7         11,775        97.1

Franchise operations           418         3.3            354         2.9
                           -------       -----        -------       -----


Total  revenue             $12,690       100.0%       $12,129       100.0%
                           =======       =====        =======       =====

RESTAURANT COSTS AND EXPENSES. Restaurant costs and expenses, which consists of five categories including food, beverage and supply costs, labor and labor related costs, occupancy costs, and depreciation and amortization, and restaurant pre-opening expenses decreased to 67.4% and 67.9% of revenue for the 12 and 28 weeks ended October 16, 2000 respectively compared to 68.9% and 69.9% for the 12 and 28 weeks ended October 18, 1999. Food, beverage and supply costs as a percentage of total revenues were 27.6% and 28.0% for the 12 and 28 weeks ended October 16, 2000 compared to 28.8% and 29.1% for the comparable period in 1999. Labor expenses totaled 30.7% and 31.3% of revenues for 12 and 28 weeks ended October 16, 2000 compared to 31.4% and 32.0% of revenues for the 12 and 28 weeks ended October 18, 1999. The decrease in labor as a percentage of revenues in the second quarter and current year to date over fiscal year 2000 is driven by revenue improvements in franchise and lottery operations. Occupancy costs as a percentage of revenues dropped from 5.6% and 5.7% for the 12 and 28 weeks ended October 18, 1999 to 5.6% and 5.5% for the 12 and 28 weeks ended October 16, 2000. Depreciation and amortization expense as a percentage of revenues dropped from 3.0% for both the 12 and 28 weeks ended October 18, 1999 to 2.9% and 2.8% for the 12 and 28 weeks ended October 16, 2000. Both decreases are principally attributable to increases in all revenue categories. Restaurant pre-opening expenses is a new category of expenses in fiscal year 2001 representing .5% and .2% of total revenues for the 12 and 28 week period. Management anticipates start-up expenses for new operating units to increase as a percentage of revenues as the Company continues to add new restaurant units.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 23.2% and 23.3% of total revenue for the 12 and 28 weeks ended October 16, 2000 compared to 22.2% and 21.7% of revenues in the comparable period in 1999. The increase in G&A includes cash compensation paid to the Chief Executive Officer and President as well as increased administrative wages and benefits.

NON-OPERATING EXPENSE. Non-operating expense was 1.7% and 1.7% of total revenues for the 12 and 28 weeks ended October 16, 2000 compared to 2.1% and 2.4% of total revenues in the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES. As of October 16, 2000, the Company had cash and equivalents of approximately $1 million representing a decrease from March 31, 2000 of approximately $594,000. The decrease was a result of cash used for reduction in accrued income taxes of $248,000 and increases in other current assets of $153,000. Cash used in financing activities was $62,000 primarily from payments on notes payable of $262,000 offset by an increase in a revolving line of credit of $200,000. Cash used in investing activities was $1.1 million for additions to property, buildings and equipment and the purchase and remodeling of the new Springfield location.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. As of October 16, 2000, the Company had outstanding indebtedness for borrowed money of $1.92 million under a term loan facility and $2.23 million real estate loan facilities with Wells Fargo Bank and $1.25 million under a term loan facility with Eagle's View Management Company, Inc. ("EVM"), assumed at the time of the merger with CBW, Inc. The Wells Fargo loans have a weighted-average maturity of 9 years, bear interest at an average of 8.2%, require monthly payments of principal and interest, are collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. and impose certain financial restrictions and covenants, the most restrictive of which, require the Company to maintain a maximum ratio of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 5.5 to 1.0. In addition, on a trailing four quarter basis as of the end of each fiscal quarter, the Company is required to maintain a ratio of cash generation to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. The Company was in compliance with these covenants as of October 16, 2000. The Company also has available a $250,000 line of credit (of which approximately $50,000 remained available at October 16, 2000) with Wells Fargo Bank through September 1, 2001. The EVM loan has a maturity of approximately 5 years, an interest rate of 15%, requires monthly payments of interest only, and is collateralized by a second position on substantially all the assets owned by Elmer's Restaurants, Inc. and does not impose financial covenants upon the Company.

The Company's primary source of liquidity during the year was the operation of the restaurants, franchise fees earned from its franchisees, internal cash and borrowings as discussed above.

In the future, the Company's liquidity and capital resources will primarily depend on the operations of Elmer's Restaurants, Inc. and its wholly owned subsidiary, Grass Valley Ltd. (`GVL') which, under the provisions of the Company's loan agreements, would permit, under certain conditions, distributions and dividends to the Company's shareholders and early reduction of the EVM indebtedness. Elmer's Restaurants, Inc. and GVL, like most restaurant businesses, are able to operate with nominal or deficit working capital because sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always (as in the case of the Springfield property), is financed by outside lenders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

CERTAIN STATEMENTS IN THIS FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WHICH WE BELIEVE ARE REASONABLE AND WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS RELATING TO THE COMPANY'S BUSINESS, FINANCIAL CONDITION, AND OPERATIONS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS

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

The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding at October 16, 2000, $963,200 principal amount was accruing interest at a variable rate of LIBOR plus 2.25%. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                ($ in thousands)

Fiscal Year              2001    2002     2003     2004     Thereafter       Total      Fair Value
Variable rate debt      135.8   236.4    236.4    236.4       118.2          963.2        963.2
Average interest rate     8.5%    8.5%     8.5%     8.5%        8.5%
2.25% above LIBOR

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 9, 2000, at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At August 5, 2000, 1,665,548 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

Proposal I:       Election of Directors.
----------------------------------------

The shareholders elected William W. Service and Paul Welch to the Company's Board of Directors for a three- year term expiring at the year 2003 annual meeting of Shareholder by the votes indicated below.

William W. Service      1,251,691 shares in favor        6,420 shares against
                                                               or withheld
Paul Welch              1,251,691 shares in favor        6,420 shares against
                                                               or withheld

Proposal II:      Ratification and Approval of Appointment of
-------------------------------------------------------------
PricewaterhouseCoopers, LLP as Independent Public Accountants for the fiscal
----------------------------------------------------------------------------
year ended March 31, 2000
-------------------------

                        1,257,586 shares in favor          525 shares against
                                                               or withheld

Each Director whose term continued after the meeting:

Director                                 Term Expires
William  Service                          2003
Paul Welch                                2003
Bruce Davis                               2002
Richard Williams                          2002
Donald Woolley                            2002
Corydon Jensen                            2001
Thomas Connor                             2001


ITEM 5.  OTHER INFORMATION

In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after May 15, 2001 (45 days prior to the month and date in 2001 corresponding to the date on which the Company mailed its proxy materials for the 2000 annual meeting), proxy voting on that proposal when and if raised at the 2001 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 2001 annual meeting must be received at the principal executive office of the Company no later than May 15, 2001.

August 9, 2000 the board of directors approved a 10% stock dividend payable to shareholders of record as of August 18, 2000. The board directed that the dividend be paid on September 15, 2000 and that no consideration for fractional shares be issued or paid.

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


                                         Elmer's Restaurants, Inc.


                                         By: /s/ WILLIAM W. SERVICE
                                             ------------------------------
                                              William W. Service
                                              Chief Executive Officer





Dated: November 28, 2000

                                  EXHIBIT INDEX


Exhibit
  No.                      Description


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