Form 10-Q
period 2001-01-08
ELMERS RESTAURANTS INC
filed 2001-02-22
CIK 771214

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JANUARY 8, 2001 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-14837


                            ELMER'S RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                  ___________                93-083682
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

     11802 S.E. Stark St.
      Portland, Oregon                97216               (503) 252-1485
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

Number of shares of Common Stock outstanding at February 20, 2000: 1,962,032

================================================================================

                            ELMER'S RESTAURANTS, INC.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I:  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets,
                       January 8, 2001 (Unaudited) and March 31, 2000          3

                   Condensed Consolidated Statements of Income,
                       Forty weeks and twelve weeks ended January 8,
                       2001 and January 10, 2000 (Unaudited)                   4

                   Condensed Consolidated Statements of Cash Flows,
                       Forty weeks and twelve weeks ended January 8,
                       2001 and January 10, 2000 (Unaudited)                   5

                   Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                                  6


         Item 2.   Management's Discussion and Analysis of Financial
                       Statements (Unaudited)                               7-11

         Item 3.   Quantitative and Qualitative Disclosures about
                       Market Risk                                            11



PART II: OTHER INFORMATION AND SIGNATURES

         Item 1.   Legal Proceedings                                          12

         Item 2.   Changes in Securities                                      12

         Item 3.   Defaults upon Senior Securities                            12

         Item 4.   Submission of Matters to a Vote of Security Holders        12

         Item 5.   Other Information                                          12

         Item 6.   Exhibits and Reports on Form 8-K                           12


                   Signatures                                                 13

                            ELMER'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                  January 8, 2001         March 31, 2000
                                                                  ---------------        ---------------
                                                                    (unaudited)              (audited)

                             ASSETS
Current Assets:
  Cash and cash equivalents                                       $     1,177,955        $     1,640,210
  Accounts receivable                                                     494,564                199,466
  Inventories                                                             386,208                339,654
  Prepaid expenses and other                                              277,852                276,604
  Income taxes receivable                                                  31,358                     --
                                                                  ---------------        ---------------
      Total current assets                                              2,367,937              2,455,934

  Property, buildings and equipment-net                                 8,183,911              6,892,844
  Intangible assets - net                                               5,568,693              4,390,471
  Other assets                                                            429,029                107,959
                                                                  ---------------        ---------------
      Total assets                                                $    16,549,570        $    13,847,208
                                                                  ===============        ===============


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable, current portion                                  $       569,327        $       572,399
  Accounts payable                                                      1,458,696                772,174
  Accrued expenses                                                        555,362                448,803
  Accrued payroll and related taxes                                       176,687                218,728
  Accrued income taxes                                                         --                279,770
                                                                  ---------------        ---------------
      Total current liabilities                                         2,760,072              2,291,874

  Notes payable, net of current portion                                 4,638,530              5,124,130
  Convertible notes                                                     1,300,000
  Deferred income taxes                                                   793,000                793,000
                                                                  ---------------        ---------------
      Total liabilities                                                 9,491,602              8,209,004
                                                                  ---------------        ---------------

  Common stock                                                          5,396,520              4,746,520
  Retained earnings                                                     1,661,448                891,684
                                                                  ---------------        ---------------

      Total shareholders' equity                                        7,057,968              5,638,204
                                                                  ---------------        ---------------
      Total liabilities and shareholders' equity                  $    16,549,570        $    13,847,208
                                                                  ===============        ===============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     40 WEEKS ENDED                        12 WEEKS ENDED
                                              January 8,        January 10,         January 8,        January 10,
                                            --------------------------------      --------------------------------
                                                 2001              2000                2001              2000
                                            --------------    --------------      --------------    --------------
REVENUES:                                   $   18,499,018    $   17,238,655      $    5,809,505    $    5,109,326
                                            --------------    --------------      --------------    --------------
COSTS AND EXPENSES:

  Cost of restaurant sales
    Food and beverage                            5,152,012         4,918,197           1,602,352         1,385,623
    Labor and related                            5,767,459         5,487,611           1,796,491         1,607,770
  Occupancy costs                                1,112,978           974,939             409,103           281,826
  Depreciation and amortization                    529,609           520,182             170,860           151,195
  Restaurant opening/closing expenses              131,746                --             101,779                --
  General and administrative expenses            4,322,222         3,837,211           1,364,993         1,206,698
                                            --------------    --------------      --------------    --------------
                                                17,016,026        15,738,140           5,445,578         4,633,112
                                            --------------    --------------      --------------    --------------
INCOME FROM OPERATIONS
BEFORE OTHER INCOME (EXPENSE)                    1,482,992         1,500,515             363,927           476,214

OTHER INCOME (EXPENSE):

  Other income                                     103,446            56,611              24,304            33,621
  Interest expense                                (434,162)         (443,389)           (133,217)         (131,022)
  Gain on disposition of assets                     22,936                                22,936
                                            --------------    --------------      --------------    --------------
  Income before income taxes                     1,175,212         1,113,737             277,950           378,813

  Provision for income taxes                      (405,448)         (378,708)            (95,892)         (129,080)
                                            --------------    --------------      --------------    --------------
NET INCOME                                  $      769,764    $      735,029      $      182,058    $      249,733
                                            ==============    ==============      ==============    ==============
PER SHARE DATA:

  Net income per share - Basic              $         0.42    $         0.40      $         0.10    $         0.14
                                            ==============    ==============      ==============    ==============
  Weighted average number of
  common shares outstanding - Basic              1,844,074         1,832,032           1,872,241         1,832,032
                                            ==============    ==============      ==============    ==============

  Net income per share - Diluted            $         0.41    $         0.39      $         0.10    $         0.13
                                            --------------    --------------      --------------    --------------
  Weighted average number of
  common shares outstanding - Diluted            1,881,914         1,881,376           1,903,965         1,870,424
                                            ==============    ==============      ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE FORTY WEEKS ENDED
                                                                                   JANUARY 8,       JANUARY 10,
                                                                                     2001              2000
                                                                                --------------    --------------
Cash flows from operating activities
    Net income                                                                  $      769,764    $      735,029
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization                                                    529,609           520,182
      Gain on disposition of assets                                                    (22,936)
      Change in current assets                                                        (333,163)           92,206
      Accounts payable and accrued expenses                                            669,625           (74,834)
      Income taxes                                                                    (311,128)          339,393
                                                                                --------------    --------------
    Net cash provided by operating activities                                        1,301,771         1,611,976
                                                                                --------------    --------------
Cash flows from investing activities:
    Additions to property, buildings equipment and intangible assets                (1,006,864)         (234,327)
    Business acquisitions, net of cash acquired                                     (1,379,683)
    Issuance of note receivable                                                       (200,000)
    Principal collected on note receivable                                              11,193
                                                                                --------------    --------------
      Net cash used in investing activities                                         (2,575,354)         (234,327)
                                                                                --------------    --------------
Cash flows from financing activities:
    Issuance of 10% convertible notes                                                1,300,000
    Payments on notes payable                                                         (488,672)         (443,171)
                                                                                --------------    --------------
        Net cash provided by (used in) financing activities                            811,328          (443,171)
                                                                                --------------    --------------
        Net increase (decrease) in cash and cash equivalents                          (462,255)          934,478

Cash and cash equivalents, beginning of period                                       1,640,210           603,572
                                                                                --------------    --------------
Cash and cash equivalents, end of period                                        $    1,177,955    $    1,538,050
                                                                                ==============    ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                    $      434,162    $      443,389
                                                                                ==============    ==============

    Income taxes                                                                $      716,576    $       37,000
                                                                                ==============    ==============
Supplemental disclosure of non-cash transactions
Sale of fixed assets for note receivable                                        $      142,000
                                                                                ==============

Shares issued in conjuction with Mitzel's acquisition                           $      650,000
                                                                                ==============

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

All net income per share amounts and weighted average number of common shares outstanding have been retroactively adjusted to reflect the 5% stock dividend which occurred in November 1999 and the 10% stock dividend which occurred in August 2000.

Effective April 1, 2000, the Company changed its quarterly reporting periods from 3 month periods ending on the last day of the respective month of the quarter, to a "4-3-3-3" accounting cycle whereby each quarter will end on the last Monday of the respective quarter. The prior year quarter and year-to-date period has been restated to conform with the new presentation which is a two-day longer period ending January 10, 2000.

Effective December 13, 2000 Elmer's Restaurants, Inc. (the "Company") executed an asset purchase agreement with the owners of six Mitzel's American Kitchen restaurants, acquiring substantially all the assets of those locations in consideration for $975,000 in cash and issuance of 130,000 shares of the Company's restricted common stock. These locations are wholly owned by, and operated as a division of, the Company. This acquisition has been accounted for as a purchase and is more fully described in Form 8-K (file number 000-14837) filed with the Securities and Exchange Commission January 2, 2001. The acquisition of Mitzel's was financed with the issuance of $1.3 million in 10% convertible notes, which are more fully described under the Liquidity and Capital Resources section of this report.


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

This report on Form 10-Q for the fiscal quarter ended January 8, 2001 should be read in conjunction with the Company's Annual Report to Shareholders on Form 10-K (file number 000-14873) for the fiscal year ended March 31, 2000, filed on June 29, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Elmer's Restaurants, Inc. (the "Company" or "Elmer's"), located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the name "ELMER'S Breakfast. Lunch. Dinner.", and Mitzel's American Kitchen and an operator of delicatessen restaurants under the names "Ashley's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family.

The Company entered into an occupancy lease on August 1, 2000 with Shilo Management Company and opened its newest restaurant location on November 6, 2000 in Springfield, Oregon. On November 15, 2000 the Company sold its Elmer's Restaurant unit located in Gresham, Oregon to an existing Elmer's multi-unit franchisee. The Company entered into a 25-year franchise agreement with the Gresham franchisee along with an occupancy lease for the building and land still owned by the Company. On December 13, 2000 the Company acquired the six-unit chain of family dining restaurants in the Puget Sound area of Washington known as "Mitzel's American Kitchen"(Mitzel's). Immediately following the Mitzel's acquisition, the Company closed its Mitzel's Tacoma location due to its close proximity to the Tacoma Elmer's location. The Company now owns and operates 11 Elmer's restaurants, 5 Mitzel's restaurants, 6 Ashley's Cafe's, 4 Richard's Deli and Pubs, and franchises 19 Elmer's restaurants in six western states.

The Company expensed administrative and operating costs associated with closing the Tacoma restaurant in the current quarter, however, certain lease termination expenses were included as part of the purchase price. The Company has also charged the expenses associated with the opening of its Springfield, Oregon restaurant in the current quarter. The Company also operated the Seattle-based Mitzel's administrative offices in the quarter, which will be consolidated into the Company's Portland headquarters in the fourth quarter of fiscal year 2001.

The Company franchises or operates a total of 35 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 7,700 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas.

The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes, country platters and other popular breakfast items. The Mitzel's menu also offers a large selection of breakfast, lunch, and dinner items, including its famous rotisserie turkey.

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $182,058 and $769,764, or $.10 and $.41 in fully-diluted earnings per share for the 12 and 40 week period ended January 8, 2001. These results are compared to reported net income of $249,733 and $735,029, or $.13 and $.39 per share for the 12 and 40 week period ended January 10, 2000. The approximately $68,000 decrease in net income for the 12 weeks ended January 8, 2001 reflect the absorption of approximately $102,000 in restaurant opening/closing expenses during the most recent quarter. Earnings improvements for the 40 weeks ended January 8, 2001 are attributable to the additional earnings from Elmer's and its subsidiary Grass Valley Limited ("GVL"), due to an improvement in comparable same store operating performance. The Company's total assets as at January 8, 2001 grew approximately $2.7 million to $16.5 million over total assets as at March 31, 2000. Growth in total assets is principally attributable to the purchase of Mitzel's American Kitchen and the addition of the Elmer's Springfield unit. In the 40 weeks ended January 8, 2001, working capital decreased approximately $556,000 and notes payable (net of current portion) increased $814,000. Cash provided by operating activities totaled $1.3 million for the 40 weeks ended January 8, 2001 compared to $1.6 million for the 40 weeks ended January 10, 2000. The decrease in cash provided from operations is substantially attributable to a reduction in accrued income taxes and from increases in other current assets.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 40 weeks ended January 8, 2001 and the 12 and 40 weeks plus two days ending January 10, 2000 respectively.

For the 12 week period ended January 8, 2001, the Company's net income and earnings per share decreased 27% over the comparable period in 2000. For the 40 week period ended January 8, 2001, the Company's net income and earnings per share increased 4.7% over the comparable periods in 2000. Restaurant opening/closing expenses accounted for over 90% of the decrease in operating income for the quarter ended January 8, 2001. Net income as a percentage of total revenue decreased from 4.9% and 4.3% for the 12 and 40 week period ended January 10, 2000, to 3.1% and 4.2% for the 12 and 40 weeks ended January 8, 2001.

                                         RESULTS OF OPERATIONS FOR     RESULTS OF OPERATIONS FOR
Dollar amounts in thousands except          THE 12 WEEKS ENDED            THE 12 WEEKS ENDED
per share data
                                              JANUARY 8, 2001              JANUARY 10, 2000
                                            ------------------            ------------------
                                                      Percent of                    Percent of
                                             Amount    Revenues            Amount    Revenues
                                             ------    --------            ------    --------
Revenue                                     $ 5,810      100.0%           $ 5,109      100.0%
Restaurant costs and expenses                 3,979       68.5              3,426       67.1
Restaurant pre-opening/closing expense          102        1.7                  0        0.0
General and administrative expenses           1,365       23.5              1,207       23.6
Operating income                                364        6.3                476        9.3
Non operating income (expense)                  (86)      (1.5)               (97)      (1.9)
Net income                                      182        3.1                250        4.9

Fully diluted earnings per share            $  0.10                       $  0.13


                                         RESULTS OF OPERATIONS FOR     RESULTS OF OPERATIONS FOR
Dollar amounts in thousands except          THE 40 WEEKS ENDED            THE 40 WEEKS ENDED
per share data
                                              JANUARY 8, 2001              JANUARY 10, 2000
                                            ------------------            ------------------
                                                      Percent of                    Percent of
                                             Amount    Revenues            Amount    Revenues
                                             ------    --------            ------    --------

Revenue                                     $18,499      100.0%           $17,239      100.0%
Restaurant costs and expenses                12,562       67.9             11,901       69.0
Restaurant pre-opening/closing expense          132        0.7                  0        0.0
General and administrative expenses           4,322       23.4              3,837       22.3
Operating income                              1,483        8.0              1,501        8.7
Non operating income (expense)                (308)       (1.7)              (387)      (2.2)
Net income                                      770        4.2                735        4.3

Fully diluted earnings per share            $  0.41                       $  0.39


REVENUES. Revenues for the 12 and 40 weeks ended January 8, 2001 were 13.7% and 7.3% greater respectively than the comparable period in 2000. Revenue increases reflect the addition of about nine weeks of the new Springfield operation and about four weeks of the five Mitzel's units. Revenues from Elmer's brand same store operations showed an increase of 5.2% and 6.0% for the 12 and 40 weeks ended January 8, 2001 over the comparable period in 2000.

Dollar amounts in thousands                      REVENUE                       REVENUE
                                          FOR THE 40 WEEKS ENDED        FOR THE 40 WEEKS ENDED
                                             JANUARY 8, 2001               JANUARY 10, 2000
                                            ------------------            ------------------
                                                      Percent of                    Percent of
                                             Amount    Revenues            Amount    Revenues
                                             ------    --------            ------    --------
Restaurant operations:

Restaurant sales                            $15,333       82.9%           $14,458       83.9%
Lottery                                       2,579       13.9              2,274       13.2
                                            -------      -----            -------      -----
                                             17,912       96.8             16,732       97.1

Franchise operations                            587        3.2                507        2.9
                                            -------      -----            -------      -----
Total Revenue                               $18,499      100.0%           $17,239      100.0%
                                            =======      ======           =======      =====

RESTAURANT COSTS AND EXPENSES. Restaurant costs and expenses, which consists of four categories including food, beverage and supply costs, labor and labor related costs, occupancy costs, and depreciation and amortization, increased from 67.1% of revenue for the 12 weeks ended January 10, 2000 to 68.5% for the current quarter ended January 8, 2001 Restaurant costs and expenses have decreased for the 40 week period ended January 10, 2000 from 69.0% to 67.9% for the comparable period in 2001. Food, beverage and supply costs as a percentage of total revenues were 27.6% and 27.8% for the 12 and 40 weeks ended January 8, 2001 compared to 27.1% and 28.5% for the comparable period in 2000. Labor expenses totaled 30.9% and 31.2% of revenues for 12 and 40 weeks ended January 8, 2001 compared to 31.5% and 31.8% of revenues for the 12 and 40 weeks ended January 10, 2000. Occupancy costs as a percentage of revenues increased from 5.5% and 5.7% for the 12 and 40 weeks ended January 10, 2000 to 7.0% and 6.0% for the 12 and 40 weeks ended January 8, 2001. Depreciation and amortization expense as a percentage of revenues dropped from 3.0% for both the 12 and 40 weeks ended January 10, 2000 to 3.0% and 2.9% for the 12 and 40 weeks ended January 8, 2001. Restaurant opening/closing expenses in fiscal year 2001 represent 1.8% and .7% of total revenues for the 12 and 40 week period. There were no restaurant opening/closing expenses in fiscal year 2000. Management anticipates restaurant opening expenses for new units to increase as a percentage of revenues as the company continues to add new locations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 23.5% and 23.4% of total revenue for the 12 and 40 weeks ended January 8, 2001 compared to 23.6% and 22.3% of revenues in the comparable period in 2000.

NON OPERATING INCOME (EXPENSES). Net operating income (expense) was (1.5%) and (1.7%) of total revenues for the 12 and 40 weeks ended January 8, 2001 compared to (1.9%) and (2.2%) of total revenues in the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES. As of January 8, 2001, the Company had cash and equivalents of approximately $1.2 million representing a decrease from March 31, 2000 of approximately $462,000. The decrease from March 31, 2000 is a result of cash used in investing activities of approximately $2.6 million less $1.3 million in cash provided by operating activities and $0.8 million in net cash generated from financing activities for the 40 week period ended January 8, 2001.

The approximately $2.6 million in investing activities is a result of approximately $1.07 million cash paid for Mitzel's American Kitchen, $860,000 for the construction of the new Springfield Elmer's restaurant, $515,000 in new system-wide signage and other maintenance capital expenditures. . The Company also holds a $200,000 note from Mitzel's American Kitchen II, the seller of the Mitzel's assets, secured by a pledge of 50,000 shares of Elmer's common stock issued as part of the consideration paid for Mitzel's. The note is due March 31, 2003 and pays monthly 10% interest and principal based on a five-year amortization schedule.

The approximately $1.3 million in net cash provided by operating activities for the 40 week period ended January 8, 2001 is a result of $770,000 in net income, $530,000 in depreciation and amortization.

The approximately $811,000 in net cash provided by financing activities is a result of the issuance of $1.3 million in 10% convertible subordinated notes due December 8, 2007, less payments on indebtedness of $489,000. Interest on the $1.3 million in convertible notes is paid monthly and the principal amortizes over seven years paid monthly into a company-held bond sinking fund. The issue is non-callable for three years and is convertible into common stock after six months of issue at $6.50 per share. Payments on indebtedness are substantially to Wells Fargo Bank ("Wells Fargo"), the Company's principle lender. The Company holds a $142,000 note due October 15, 2002 with 24 equal 8% interest and principal payments from the franchisee and purchaser of the Gresham Elmer's restaurant.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements, and the funding of capital expenditures. As of January 8, 2001, the Company had outstanding indebtedness for borrowed money of $1.73 million under a term loan facility and $2.22 million real estate loan facilities with Wells Fargo and $1.25 million under a term loan facility with Eagle's View Management Company, Inc. ("EVM"), assumed at the time of the merger with CBW, Inc. The Wells Fargo loans have a weighted-average maturity of nine years, bear interest at an average of 8.2%, require monthly payments of principal and interest, are collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. and impose certain financial restrictions and covenants, the most restrictive of which, require the Company to maintain a maximum of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 4.0 to 1.0. In addition, on a trailing four quarter basis as of the end of each fiscal quarter, the Company is required to maintain a ratio of cash generation to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. The Company was in compliance with these covenants at January 8, 2001. The Company also has available a $250,000 line with Wells Fargo through September 1, 2001. The EVM loan has a maturity of approximately 5 years, an interest rate of 15%, requires monthly payments of interest only, and is collateralized by a second position on substantially all the assets owned by Elmer's Restaurants, Inc. and does not impose financial covenants upon the Company.

The Company's primary source of liquidity during the year was the operation of the restaurants, franchise fees earned from its franchisees, internal cash and borrowings as discussed above.

In the future, the Company's liquidity and capital resources will primarily depend on the operations of Elmer's Restaurants, Inc. and GVL which, under the provisions of the Company's loan agreements, would permit, under certain conditions, distributions and dividends to the Company's shareholders and early reduction of the EVM indebtedness. Elmer's Restaurants, Inc. and GVL, like most restaurant businesses, are able to operate with nominal or deficit working capital because sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always (as in the case of the Springfield property) financed by outside lenders.

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

The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding at January 8, 2001, $866,500 principal amount was accruing interest at a variable rate of LIBOR plus 2.25%. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                ($ in thousands)

Fiscal Year                 2001      2002       2003       2004     Thereafter     Total     Fair Value
Variable rate debt          39.1     236.4      236.4      236.4       118.2        866.5        866.5
Average interest rate       8.4%      8.4%       8.4%       8.4%        8.4%
2.25% above LIBOR

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          (c)   Sales of Unregistered Securities During the Quarter

On December 13, 2000 the Company issued 130,000 shares of its Common Stock with a fair market value of $650,000 to Simon Carey (62,500 shares), George Comeau (23,750), US Bank N.A. (25,000) Bargreen Ellingson 401K profit sharing plan (10,000), Mitzel's American Kitchen II, Inc. (8,750). The issuance of the Common Stock was exempt form the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, on the basis that the transactions did not involve any public offering.

On December 1, 2000 the Company issued and sold $1.3 million principal amount of 10% Convertible Notes due December 1, 2007 (the "Convertible Notes"). The issuance of the Convertible Notes was exempt form the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

          a)  Exhibits:

              Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-Q, and are incorporated herein by this reference.

          b)  Reports on Form 8-K:

              (i) Current Report on Form 8-K (file number 000-14837) dated December 14, 2000 and filed January 2, 2001, which disclosed the asset purchase of Mitzel's American Kitchen restaurants, acquiring substantially all of the assets of those locations in consideration for $975,000 in cash and issuance of 130,000 shares of the Company's restricted common stock. These locations are wholly owned by, and operated as a division of, the Company.

                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Elmer's Restaurants, Inc.

                                            By: /s/ WILLIAM W. SERVICE
                                                -------------------------
                                                William W. Service
                                                Chief Executive Officer and
                                                Chief Financial Officer


Dated: February 20, 2001