Form 10-K
period 2001-04-02
ELMERS RESTAURANTS INC
filed 2001-07-02
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED APRIL 2, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

            OREGON                 ___________                   93-0836824
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

 11802 S.E. Stark St.
  Portland, Oregon                   97216              (503) 252-1485
(ADDRESS OF PRINCIPAL              (ZIP CODE     (REGISTRANT'S TELEPHONE NUMBER,
  EXECUTIVE OFFICES)                                  INCLUDING AREA CODE)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Aggregate market value of Common Stock held by nonaffiliates of the Registrant at June 23, 2001: $7.6 million. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at June 20, 2001: 1,962,032


Document                               Part of Form 10-K into which incorporated
--------                               -----------------------------------------
Proxy Statement for 2001               Part III
Annual Meeting of Shareholders
================================================================================

                                TABLE OF CONTENTS
                                -----------------




Item of Form 10-K                                                           Page

PART I.........................................................................2
     Item 1.  Business.........................................................2
     Item 2.  Properties.......................................................8
     Item 3.  Legal Proceedings................................................9
     Item 4.  Submission of Matters to a Vote of Security Holders.............10

PART II.......................................................................10
     Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.............................................10
     Item 6.  Selected Financial Data.........................................11
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................11
     Item 8.  Financial Statements and Supplementary Data.....................16
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................16

PART III......................................................................16
     Item 10. Directors and Executive Officers of the Registrant..............16
     Item 11. Executive Compensation..........................................16
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management..................................................17
     Item 13. Certain Relationships and Related Transactions..................17

PART IV.......................................................................16
     Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 10-K........................................16

SIGNATURES....................................................................18

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company, located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Pancake & Steak House", "ELMER'S. Breakfast. Lunch. Dinner", and "Mitzel's American Kitchen" and operates delicatessen restaurants under the names "Ashley's Cafe" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company now owns and operates 12 Elmer's restaurants, five Mitzel's American Kitchen restaurants and franchises 19 Elmer's restaurants in six western states. The Company reports on a fiscal year which ends on the Monday nearest March 31st.

BUSINESS SEGMENT

         The Company primarily operates in the business segment of restaurant operations. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for the Company's business segment for fiscal 2001 is contained herein by reference to the Company's consolidated financial statements.

         Company-owned Elmer's restaurants are located in the Delta Park section of Portland, Oregon; Beaverton, Hillsboro, Medford, Albany, Springfield, Roseburg and Grants Pass, Oregon; Palm Springs, California; Boise, Idaho; and Tacoma and Lynnwood, Washington. The Company acquired six Mitzel's restaurants on December 13, 2000, located in Oak Harbor, Kent, Fife, Poulsbo and Everett, Washington. The Company acquired five Ashley's restaurants on February 18, 1999 and opened a sixth in January, 2000. Two Ashley's restaurants are located in Bend, Oregon; two are in Springfield Oregon; one is in Eugene, Oregon and the newest is in Redmond, Oregon. The Company acquired four Richard's Deli and Pub restaurants on March 31, 1999. Richard's restaurants are located in Tigard, Aloha and two in Hillsboro, Oregon.

RECENT ACQUISITIONS AND DEVELOPMENTS

         On April 12, 2001 the Company purchased the assets of the Sandpiper restaurant located in Roseburg, Oregon and entered into a long-term occupancy lease. The Company intends to convert the restaurant to an Elmer's restaurant by the end of June 2001.

         On December 13, 2000, the Company purchased the assets of six Mitzel's American Kitchen restaurants in Washington for $975,000 and 130,000 shares of Elmer's common stock. As part of the terms of the purchase agreement, the Company immediately closed the competing Tacoma Mitzel's restaurant.

         On August 1, 2000 the Company acquired the assets of the Hodgepodge restaurant and Trackstirs Sports Bar located in Springfield, Oregon for $325,000 and entered into a long-term occupancy lease. The Company finished the remodel of the restaurant property and re-opened it as an Elmer's restaurant in November 2000.

         Effective March 31, 1999, the Company executed a stock exchange agreement ("GVL Acquisition") with Grass Valley Ltd., Inc. ("GVL"), a closely held Oregon corporation, in a transaction in which the Company acquired 100% of the outstanding stock of GVL in consideration for the payment by the Company of the sum of $110,000 in cash and the issuance of 209,620 restricted shares of the Company's common stock to GVL's shareholders. The primary source of the cash portion of the purchase price was working capital. GVL is now a wholly owned subsidiary of the Company.

         GVL owns and operates four restaurants in Hillsboro, Aloha, and Tigard, Oregon operating under the moniker of Richard's Deli and Pub. The first Richard's Deli and Pub was opened in August 1994 and all the restaurants are located in leased retail space. The Company plans to continue operations at all four locations in a substantially similar manner. The Company's management believes that it has realized significant synergies between the Richard's Deli and Pubs and Ashley's Deli operations while accruing significant savings from the consolidation of back office functions.

         On February 18, 1999, the Company merged with its majority shareholder CBW, Inc. ('CBW'), a closely held Oregon corporation, in a transaction in which the Company was the surviving corporation. CBW was the operator of five restaurants in Eugene, Springfield, and Bend, Oregon. In consideration for the issuance by the Company of 770,500 new shares of the Company's restricted stock to the CBW shareholders and the assumption of approximately $4 million in debt owed by CBW arising from CBW's acquisition of the controlling block of the Company's restricted common stock on August 25, 1998, the Company acquired all the stock and assets of CBW including CBW's wholly owned subsidiary, CBW Food Company, LLC (which by operation of merger is now the Company's wholly-owned subsidiary). The assets included five Ashley's Delis operated by CBW and an option to purchase four Richards' Delis operated by GVL.

         Each CBW shareholder received 144.4507 shares of the Company's restricted common stock for every CBW share owned. The shares of Company stock previously acquired by CBW, a total of 705,000 shares, were concurrently transferred to the Company and canceled. The Company's primary source of financing for the acquisition consisted of $3.08 million from its principal lender bank, Wells Fargo Bank, N.A. The proceeds were applied to pay down $1.75 million of the assumed debt and approximately $1.48 million in other outstanding debt of the Company. The debt financing is secured by a grant of various security interests in the Company's assets as well as the issuance of continuing guaranties by two subsidiaries of the Company. The Company also used approximately $1,000,000 in working capital to pay down debt assumed in the transaction.

         The CBW Merger and GVL Acquisition were accounted for under the purchase method of accounting. The CBW Merger transaction was accounted for as a reverse acquisition as the shareholders of CBW received the larger portion (53.8%) of the voting interests in the combined enterprise. (for more details see the Company's Consolidated Financial Statements incorporated herein). Accordingly, CBW was considered the acquirer for accounting purposes and therefore, the Company's assets and liabilities were recorded based upon their fair market values. The CBW Merger and GVL Acquisition created a company with over 20 restaurants, making it more competitive in the particular restaurant segments represented and allowing the crossover of product promotions, menu items, marketing strategies and restaurant images while generating likely opportunities for the development of several brands targeting different consumer segments. Management anticipates that the CBW Merger and GVL Acquisition will also allow the Company to achieve administrative and operational efficiencies which were previously not possible.

         To the extent permitted by operating cash flow or external financing sources, the Company intends to focus future growth primarily in its existing markets through strategic acquisitions, new restaurant openings and other growth opportunities. The Company will also continue to seek to expand through existing and new franchisees. From time to time, the Company may refranchise, sell or otherwise dispose of restaurants.

ELMER'S. BREAKFAST. LUNCH. DINNER.

         The Company franchises or operates a total of 31 full-service, family-oriented Elmer's restaurants. These restaurants have a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 9,000 square feet with seating capacities ranging from 120 to 220 people. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Thirteen of the restaurants have a lounge with seating capacity ranging from 15 to 75 people. The normal hours of operation are from 6 a.m. to 10 or 11 p.m. and to 12 midnight on weekends in some restaurants with lounges.

         Each restaurant offers full service, with a host or hostess to seat guests and handle payments, wait staff to take and serve orders, and additional personnel to clear and reset tables.

         The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes, country platters and other popular breakfast items. Each Elmer's restaurant makes all its batters and compotes from scratch and prepares its fruit sauces with fresh fruits when in season. The lunch menu includes soups made from scratch, salads, hamburgers and hot and cold sandwiches. Customers at dinner may choose from steak, seafood, chicken, and a variety of home-style items such as pot roast and turkey.

         While most menu selections are standard to all Elmer's restaurants, restaurants in different areas include on their menus selections that appeal to local preferences. A special children's menu and a full senior menu is offered in all restaurants.

MITZEL'S AMERICAN KITCHEN

         The Company owns and operates five full-service, family-style restaurants located in the Puget Sound region of Washington State. Home-style, comfort food is served in a warm atmosphere with friendly service. Most of the restaurants are decorated in a home style with fireplaces in the dining areas. They are free standing buildings, ranging in size from 5,400 to 6,250 square feet with seating capacities from 166 to 203 people. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Two of the restaurants have a lounge with a seating capacity of 20 to 30. The normal hours of operation are 6:00 a.m. to 10:00 or 11:00 p.m. and to midnight on weekends in restaurants with lounges.

         Each restaurant offers full service, with a host or hostess to seat guests, wait staff to take and serve orders and handle payments, and additional personnel to clear and reset tables.

         The menu offers an extensive selection of items for breakfast, lunch and dinner. The Mitzel's breakfast menu contains a wide variety of selections from pancakes to schnitzels. The lunch/dinner menu includes soups, hamburgers, sandwiches, steak, seafood, pot roast, chicken and a variety of home-style, fresh rotisserie items such as prime rib, and turkey. A special children's menu and a limited senior menu is offered in all restaurants.

ASHLEY'S AND RICHARD'S DELI AND PUB

         The Company operates a total of six Ashley's restaurants and four Richard's Delis and Pubs. They are substantially similar in design, size and menu. Eight of the ten units are located in retail strip mall locations, one is in a food court in a major indoor mall, and one is a free standing building. They range in size from 1,000 to 2,200 square feet with seating capacities ranging from 15 to 30 people. A portion of the dining room is also used for the sale of Oregon lottery games. The normal hours of operation are from 7 a.m. to 10 p.m. and up to 2 a.m. for some restaurants on weekends.

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

         The above brands provide a vehicle for market penetration and unit growth, leveraging off the concept of broad appeal, quick-turn meals and emphasis on service. In a typical market, Ashley's restaurants and Richard's Delis and Pubs experience competition from either other moderately-priced, casual dining and walk-through restaurants or economy sandwich outlets. Ashley's and Richard's differentiate themselves from economy deli competitors by their full table and bar service, attentive wait staff, lottery games, entertaining atmosphere, distinctive decor and consistently high-quality meals.

FRANCHISE OPERATIONS

         In addition to the acquisition and development of additional Company operated restaurants, the Company encourages the strategic development of franchised restaurants in its existing markets as well as potentially in certain additional states. The primary criteria considered by the Company in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating full-service restaurants. Under a franchise agreement, a franchisor grants to a franchisee the right to operate a business in a manner developed by the franchisor. The franchisee owns the franchised operation independently from the franchisor and, in effect, buys the right to use the franchisor's name, format, and operational procedures. Franchisees benefit from a common identification, standardized products, and the business reputation and services that a franchisor may provide, such as group advertising, management services, product enhancements, and group buying programs. The franchisor is able to capitalize on its business concept without, in many cases, having to invest substantial capital to develop name recognition, menu items, logos and the like.

         EXISTING FRANCHISEES. The Company's existing franchise agreements generally grant to franchisees the right to operate an Elmer's restaurant in one specific location for 25 years, renewable generally for an additional 25-year period. When they entered into franchising agreements, the existing franchisees paid initial franchise fees of up to $25,000 plus additional fees of up to $10,000 if the restaurant had a lounge serving alcoholic beverages. Franchisees pay monthly franchise royalty fees ranging from two to four percent of the gross revenues of their restaurants. All but one restaurant must contribute up to one percent of gross revenues to a common advertising pool. From time to time, franchised and Company-owned restaurants have agreed to increase advertising pool contributions to one and one-half percent. The Company may terminate a franchise agreement for several reasons including the franchisee's bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the franchise agreement or operations manual, continued material violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business.

         PROSPECTIVE FRANCHISEES. Prospective new franchisees will generally pay an initial franchise fee of $35,000. Initial franchise fees are generally payable in cash at the execution of the franchise agreement. Existing franchisees opening new franchised restaurants may pay a lower initial franchise fee than new franchisees. For new franchisees, the monthly franchise royalty fee is expected to be four percent of the gross revenues of the restaurant, subject to a minimum monthly fee of $750. The standard franchising agreement calls for a monthly advertising contribution equal to one percent of the gross revenues of the restaurant. See "Services to Franchisees" below.

         A prospective franchisee who assumes operation of a previously franchised restaurant may be offered a reduced initial franchise fee, deferred payment of the franchise fee, or other concessions. Pursuant to certain area franchise agreements, the Company will receive reduced initial franchise fees and monthly royalty fees from additional restaurants that may be opened in the areas covered by those agreements. See "Area Franchise Agreements" below. In connection with the acquisition of the Elmer's franchising operation in 1984, the Company also granted Dale Elmer, a former director of the Company, and members of the Elmer family the right to operate a total of three additional restaurants at a franchise royalty fee of two percent. No restaurants are being operated on this basis.

         The Company estimates that construction costs for the standard free-standing building will range from approximately $700,000 to $900,000, with actual costs dependent upon local building requirements and construction conditions, and further based on configuration and parking requirements.

         The cost of the land may vary considerably depending upon the quality and size of the site, surrounding population density and other factors. The cost of kitchen equipment, furniture, and trade fixtures, is estimated by the Company to range from approximately $250,000 to $400,000. Inventory and miscellaneous items such as paper goods, food, janitorial supplies, and other small wares are estimated initially to cost between approximately $68,000 and $108,000.

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

         AREA FRANCHISE AGREEMENTS. Under previous management, the Elmer's franchising operation granted exclusive area franchise agreements, whereby independent entities obtained the exclusive rights to develop Elmer's restaurants within their respective areas. Areas covered by these agreements are Clackamas County, Oregon and Vancouver, Washington. The agreement covering Ada and Canyon Counties, Idaho expired in 1998 and was not renewed. The area franchise agreements require the area franchisee to share with the Company the initial fees and the franchise royalty fees for each new restaurant in the area. The Company's share of the initial fees ranges from $2,500 to $12,500 per restaurant. There are two restaurants covered by area franchise agreements. Under the area franchise agreements, the Company reserves the right to approve each new restaurant franchisee. The area franchise agreements grant the franchisees the right to use the Company's name in the particular area and preclude the Company from opening Company-owned or franchised restaurants in the areas covered by the agreements. The Company does not intend to enter into similar agreements in the future.

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

         The Company provides both formal and informal ongoing training for franchisees. At least one two or three-day meeting is scheduled each year. At the meetings, franchisees attend lectures by Company personnel and guest speakers from the industry, as well as participate in group workshops discussing such topics as cost control, promotion and food presentation.

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

COMPANY-OWNED RESTAURANTS

         The Company owns and operates 12 Elmer's restaurants, which it acquired or built from 1984 to 2001, five Ashley's restaurants acquired February 18, 1999, four Richard's Deli and Pub restaurants acquired March 31, 1999, one additional Ashley's unit opened January 3, 2001, and five Mitzel's American Kitchen restaurants purchased December 13, 2000. The Company has owned and operated an Elmer's restaurant located in the Delta Park section of Portland, Oregon since January 1984. In August 1986, the Company opened a restaurant in Tacoma, Washington. In January 1987, the Company began operation of a restaurant in Lynnwood, Washington and assumed operation of an Elmer's restaurant in Grants Pass, Oregon. In fiscal 1988, the Company acquired from former franchisees restaurants in Gresham, Albany, and Medford, Oregon; and Boise, Idaho. In fiscal 1989, the Company purchased the land and buildings for the Boise and Gresham restaurants and also purchased, from a former franchisee, an additional restaurant in Hillsboro, Oregon. In May 1989, the Company acquired a franchised Elmer's restaurant in Palm Springs, California. In July 1991, the Company acquired a franchised Elmer's restaurant in Beaverton, Oregon. In November 2000, the Company sold and entered into a long-term franchise agreement and occupancy lease for the Gresham Elmer's restaurant. Also in 2000 the Company purchased the assets and remodeled the Springfield Elmer's restaurant. In April 2001 the Company purchased and remodeled the Roseburg Elmer's restaurant. Of the 12 restaurants, nine operate on leased property and three on property owned by the Company.

         The Company owns and operates five Mitzel's American Kitchen restaurants, which were acquired on December 13, 2000. The first Mitzel's restaurant opened in Everett, Washington in August of 1984. In July of 1985, a restaurant was opened in Poulsbo, Washington. In 1987, restaurants were opened in Oak Harbor and Kent, Washington. In August of 1992, a restaurant was opened in Fife, Washington. All the restaurants operate on leased property.

         As earlier discussed, five Ashley's restaurants were acquired in a merger with CBW, Inc. on February 18, 1999. One restaurant in Springfield, Oregon was opened in 1994 and the other four were opened in 1995. The four Richard's Delis and Pubs were acquired in a purchase of the outstanding stock of Grass Valley Ltd., Inc. on March 31, 1999 (as reported on a Current Report on Form 8-K filed April 15, 1999 and amended on June 14, 1999). All the restaurants operate on leased property.

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

EMPLOYEES

         As of April 2, 2001, the Company employed 410 persons on a full-time basis, of whom 20 were corporate office personnel and 390 were restaurant personnel. At that date, the Company also employed 529 part-time restaurant and 2 part-time corporate personnel. Of 22 corporate employees, 8 are in upper management positions and the remainder are professional and administrative employees. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good. Most employees, other than management and corporate personnel, are paid on an hourly basis. Many restaurant personnel also receive tips. The Company believes that it provides working conditions and wages that compare favorably with those of its competition.

         Each Company-operated restaurant employs an average of approximately 45 hourly employees, many of whom work part time on various shifts. The management staff of a typical restaurant operated by the Company consists of a general manager, one kitchen manager, one assistant manager and two shift managers. The Company has an incentive compensation program for restaurant managers that provides the restaurant managers with a quarterly bonus based upon the achievement of certain defined goals.

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of June 20, 2001, the executive officers and other key personnel of the Company were as set forth below.

Name                           Age              Position
----                           ---              --------
Bruce Davis                    40               President
William Service                40               Chief Executive Officer
Jerry Scott                    47               Vice President, Operations
Dennis Miller                  52               Controller


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

         Dennis Miller has served as Corporate Controller since December 2000 when the Company purchased the six Mitzel's Restaurants. Prior to that, and since September 1994, Mr. Miller was Corporate Controller for Mercer Restaurant Services, which owned and managed restaurants in the Puget Sound Area including the Mitzel's Restaurant chain. Prior to joining the restaurant industry, he had over 22 years in hotel finance positions, including 11 years with Westin Hotels.

TRADEMARKS AND SERVICE MARKS

         The Company believes its trademarks and service marks have significant value and are important to its business. The Company has registered the trademarks and service marks "Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake & Steak House" and the Elmer's logo with the U.S. Patent and Trademark Office. The service mark "Elmer's Breakfast. Lunch. Dinner." has also been registered in certain states. It is the Company's policy to pursue registration of its marks whenever possible and to actively protect its marks against infringement.

         The Company grants to each of its Elmer's restaurant franchisees a nonexclusive right to use the trademarks and service marks in connection with and at each franchise location during the term of the franchise agreement.

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

COMPETITION

         The restaurant industry is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience, food quality and variety and is often affected by changes in the tastes and eating habits of the public, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, increases in the number, type and location of competing restaurants, local and national economic conditions affecting spending habits, and by population and traffic patterns. The Company competes for potential franchisees with franchisors of other restaurants, Company-owned restaurants, chains and others. The Company-owned Elmer's restaurants and the franchised Elmer's restaurants compete for customers with restaurants from national and regional chains as well as local establishments. Some of the Company's competitors are much larger than the Company and have greater capital resources that can be devoted to advertising, product development and restaurant development and greater abilities to withstand adverse business conditions. Increased competition, discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets. In general, there is active competition for management personnel, capital and attractive commercial real estate sites suitable for restaurants.

         The Company believes that the principal competitive factors in its favor for attracting both restaurant franchisees and restaurant customers are Elmer's extensive menu, quality of food, service, reasonable prices, and brand awareness.

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

         The Company is subject to a number of state laws regulating franchise operations and sales. For the most part, those laws impose registration and disclosure requirements on the Company in the offer and sale of franchises but, in certain cases, also apply substantive standards to the relationship between the Company and the franchisees, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain franchise offering materials be registered before franchises can be offered or sold in that state. The Company is also subject to Federal Trade Commission regulations covering disclosure requirements and sales of franchises.

         The failure to obtain or retain food licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company and its franchisees. Some Company-owned and franchisee-owned restaurants offer lottery products and/or alcoholic beverages. The failure to obtain or renew lottery or liquor licenses could adversely affect those restaurants. Some restaurant employees are paid at or slightly above the minimum wage. Mandated increases in the minimum wage rate were implemented in 1999, 2000 and 2001and have the effect of increasing labor costs.

ITEM 2.  PROPERTIES

HEADQUARTERS

         The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet. Lease payments totaled approximately $35,000 for fiscal 2001. The lease expires November 30, 2001.

COMPANY-OWNED RESTAURANTS

         COMPANY-OWNED PROPERTIES. The Company owns the real property upon which the following four Company-owned restaurants are located. All of the properties are subject to mortgages in favor of lending institutions.

                                                  Approximate Area
Location                                      Site                Restaurant
--------                                      ----                ----------
Tacoma, Washington                            1.3 acres           6,660 sq. ft.
Lynnwood, Washington                          1 acre              6,500 sq. ft.
Gresham, Oregon (leased to franchisee)        1 acre              5,670 sq. ft.
Boise, Idaho                                  1.3 acres           5,430 sq. ft.


         LEASED PROPERTIES. The Company leases the property upon which the following 25 Corporate-owned restaurants are located. Each lease contains specific terms relating to calculation of lease payment, renewal, purchase options, if any, and other matters.

                                                    Approximate Area
Elmer's Locations                       Restaurant Sq. ft.      Expiration
-----------------                       ------------------      ----------
Grants Pass, Oregon                           6,350             December, 2006
Hillsboro, Oregon                             6,350             January, 2002
Medford, Oregon                               6,300             May,  2008
Albany, Oregon                                5,460             February, 2008
Roseburg, Oregon                              8,800             February, 2018
Springfield, Oregon                           9,000             June, 2011
Palm Springs, California                      5,500             April, 2007
Portland, Oregon (Delta Park)                 6,350             July, 2006
Beaverton, Oregon                             5,322             August, 2006

Mitzel's Locations
------------------
Everett, Washington                           6,200             December, 2005
Fife, Washington                              5,900             September, 2004
Kent, Washington                              5,100             April, 2005
Oak Harbor, Washington                        5,200             April, 2005
Poulsbo, Washington                           6,500             December, 2004

Ashley's Locations
------------------
Bend, Oregon (North)                           1,000           December, 2005
Bend, Oregon (South)                           1,400           August, 2003
Redmond, Oregon                                1,200           June, 2003
Eugene, Oregon                                 1,700           September, 2003
Springfield, Oregon (Gateway)                    921           May, 2004
Springfield, Oregon (Thurston)                 1,200           April, 2002

Richard's Locations
-------------------
Aloha, Oregon                                 1,727            November, 2002
Hillsboro, Oregon (North)                     1,092            August, 2004
Hillsboro, Oregon (South)                     2,510            October, 2001
Tigard, Oregon                                1,743            December, 2002

         The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company nevertheless engages periodically in remodeling and other capital improvement projects designed to expand and improve the efficiency of its facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "ELMS."

         The following table sets forth the high and low reported sales prices of the Common Stock in the NASDAQ SmallCap Market for the fiscal year quarters indicated
                                         Fiscal Year Ended
                            April 2, 2001                 March 31, 2000
                          -------------------------------------------------
                          High          Low            High            Low
1st Quarter               5.90          4.52           7.79            4.81
2nd Quarter               6.44          5.11           7.14            5.09
3rd Quarter               5.67          4.38           6.71            4.77
4th Quarter               5.75          4.53           6.53            4.31

         Although the Common Stock is traded on the NASDAQ SmallCap Market, there is a relatively low trading volume.

         The Company has not paid or declared cash dividends on its Common Stock. In November 1999, the Company declared a five-percent stock dividend, and in August 2000 the Company declared a ten-percent stock dividend. The Company intends to retain any future earnings to finance growth and does not presently intend to pay dividends or make distributions in cash other than the payment of cash in lieu of functional shares in connection with stock splits, if any, to the holders of Common Stock. Any future dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, debt covenants or other relevant factors.

         As of June 15, 2001, the Company had 191 shareholders of record.

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

         The Company issued 130,000 shares as part of the consideration paid for the purchase of the six Mitzel's American Kitchen restaurants in December 2000. The Company filed SEC Form 8-K in its fourth quarter disclosing the details of the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," other financial information included herein, and Elmer's Restaurants, Inc. consolidated financial statements. The selected financial data set forth below for the Company as of April 2, 2001 and March 31, 2000 and for each of the three years in the period ended April 2, 2001 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of March 31, 1999, 1998 and for the years ended March 31, 1998 and 1997 are derived from the consolidated financial statements not included elsewhere herein.

Elmer's Restaurants, Inc. and Subsidiaries
Selected Financial Data
for the fiscal years ended March 31, and
April 2,                                            2001              2000                1999           1998            1997
Revenues                                         $25,852,336       $22,179,574         $11,952,728     $1,591,293       $875,199
Net income (loss)                                    956,006           939,549             290,512        205,270       (40,971)
Net income (loss) per share                             0.51              0.51                0.30           0.23          (.05)
Total assets                                      16,374,147        13,847,208          13,046,684        259,675        263,676
Long-term notes payable, less current portion      5,798,769         5,124,130           5,703,539         50,000        245,754
Total liabilities                                  9,129,937         8,209,004           8,348,029        258,962        463,539
Total shareholder's equity (deficit)               7,244,210         5,638,204           4,698,655            713      (199,863)

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

         The following table presents summarized quarterly results.

FISCAL 2001                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
  Total revenues            7,231,139     5,458,374     5,809,505     7,353,318
  Operating income            605,355       513,710       363,927       386,064
  Net Income                  308,117       279,589       182,058       186,242
  Net income per share         $ 0.17        $ 0.15        $ 0.10        $ 0.09
                            =========     =========     =========     =========
FISCAL 2000
  Total revenues            7,018,838     5,110,491     5,109,326     4,940,919
  Operating income            570,043       454,258       476,214       396,954
  Net Income                  257,059       228,236       249,733       204,520
  Net income per share         $ 0.14        $ 0.12        $ 0.14        $ 0.11
                            ---------     ---------     ---------     ---------


NEW ACCOUNTING PRONOUNCEMENTS

         The effects of new accounting pronouncements are discussed in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Historical Financial Data" and the financial statements of the Company and the accompanying notes thereto included elsewhere herein. Certain information discussed below may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from projected results. Among those risks, trends and uncertainties are the general economic climate, costs of food and labor, consumer demand, interest rate levels, restrictions imposed by the Company's debt covenants, management control, availability of supplies, the availability of financing and other risks associated with the acquisition, development and operation of new and existing restaurants. This list of risks and uncertainties is not exhaustive.

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

         Because of the significance of these transactions, the Company believes that a discussion and analysis of the Company's results of operations in fiscal year 2001 and 2000 to pro forma results of operations for 1999, which include results of operations of Elmer's Restaurants, Inc. and Grass Valley Ltd., Inc., provides a more meaningful comparison than the discussion and analysis of prior year actual results of operations which, prior to these transactions, only includes the results of operations of CBW, Inc. and supplements the following highlights of historical results.

HIGHLIGHTS OF HISTORICAL RESULTS

         The Company reported record net income of approximately $956,000, or $.51 basic earnings per share for the year ended April 2, 2001, on sales of approximately $25,852,000. The Company reported net income of approximately $939,500 or

$.51 per share for the year ended March 31, 2000. For the year ended March 31, 1999, the Company reported net income of approximately $290,500 or $.30 per share.

         During the year ended April 2, 2001, total assets increased approximately $2.6 million to $16.4 million. This increase is due primarily to the acquisition of the Mitzel's units and the new Springfield Elmer's location. At April 2, 2001, total shareholders' equity increased approximately $1.6 million as a result of current year net income and 130,000 shares issued in conjunction with the acquisition of Mitzel's.

COMPARISON OF FISCAL YEAR 2001 ACTUAL RESULTS TO HISTORICAL PRO FORMA RESULTS OF OPERATIONS

         As discussed above, the Company believes that discussion and analysis of the Company's fiscal year 2001 and 2000 results of operations compared to 1999 on a pro forma basis, which include CBW, Inc. and Grass Valley Ltd., Inc., provides a more meaningful comparison than the discussion and analysis of reported historical actual results of operations. The following discussion and analysis presents the Company's results of operations for the year ended April 2, 2001 and March 31, 2000 with the results of operations for the year ended March 31, 1999, as if the merger of CBW, Inc. and the acquisition of Grass Valley Ltd., Inc., had occurred at the beginning of the periods after giving effect to pro forma adjustments, including amortization of goodwill, depreciation, interest expense, and related income tax effects. The pro forma information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of results of operations for any future periods.




Dollar amounts in thousands except per share data                        Years Ended
                                           ----------------------   ----------------------   ----------------------
(pro forma information is unaudited)           April 2, 2001            March 31, 2000           March 31, 1999
                                               -------------            --------------           --------------
                                                                                                   PRO  FORMA
                                                       Percent of               Percent of               Percent of
                                            Amount      Revenues      Amount     Revenues       Amount    Revenues
                                            ------      --------      ------     --------       ------    --------
Revenue                                     $25,852      100.0%       $22,180     100.0%       $21,232     100.0%
Restaurant costs and expenses                17,840        69.0        15,260     68.8.0        14,721       69.3
General and administrative expenses           6,143        23.8         5,023       22.6         4,861       22.9
Operating income                              1,869         7.2         1,897        8.6         1,650        7.8
Non operating income (expense)                 (425)       (1.6)         (478)      (2.2)         (508)      (2.4)
Net income                                      956         3.7           940        4.2           751        3.5
Earnings per share                             $.51                      $.51                     $.41
Weighted average shares outstanding       1,883,074                 1,832,032                1,832,032






REVENUE                                             For the year ended
                         ------------------------------------------------------------------------
                             April 2, 2001            March 31, 2000           March 31, 1999
                         ----------------------   ----------------------   ----------------------
                                                                                 PRO FORMA
                                    Percent of                Percent of                 Percent of
                          Amount     Revenues      Amount      Revenues     Amount        Revenues
                         -------    ----------    -------     ----------   -------       ----------
Restaurant operations:

Restaurant sales         $21,720       84.0%       18,625         84%.0    $18,255          86.0%
Lottery                    3,292        12.7        2,906          13.1      2,354           11.1
                           -----        ----        -----          ----    -------         ------
                          25,012        96.7       21,531          97.1     20,609           97.1

Franchise operations         840         3.3          649           2.9        623            2.9
                             ---         ---          ---           ---        ---         ------

Total pro forma revenue  $25,852      100.0%      $22,180        100.0%    $21,232         100.0%
                         =======      ======      =======        ======    =======         ======

         REVENUES. Revenues for the year ended April 2, 2001 were 16.6% greater than for the comparable period in 2000. Same restaurant sales increased 3.6% and franchise and administrative services revenues increased 29.4% due to the sale of two franchise agreements and the administrative services agreement with the Yankee Grills which commenced December, 2000. Lottery revenues, as a percentage of total revenues, fell from 13.1% to 12.7%. Revenues for the year ended March 31, 2000 were 4.5% greater than the pro forma comparable period in 1999. This was due to an increase in restaurant sales of 4.5%, franchise revenues increased 4.2% and lottery revenues increased 23.5%.

         RESTAURANT COSTS AND EXPENSES. As a percent of total revenue, food, beverage and supply costs were 27.5% in 2001 compared to 2000 and pro forma 1999 of 28.4% and 28.5% respectively. Labor was 31.4% of total revenue in 2001 compared to results in 2000 and pro forma 1999 of 31.9% and 31.2% respectively. Occupancy, depreciation, amortization and restaurant opening/closing expenses totaled 10.0% of revenue in 2001 compared to 2000 and pro forma results in 1999 of 8.5% and 9.0% respectively. The decrease in food, beverage and supply cost as a percentage of revenue in 2001 over 2000 is principally a result of the introduction of the new menu and "outsert" items, an increase in customer check average, and in-restaurant training, promotions and development. The decrease in labor as a percentage of revenue in 2001 over fiscal year 2000 is driven by improved operating efficiencies, partly offset by an increase in minimum wages rates in Washington. The Company's slight increase in labor as a percentage of revenues in 2000 compared to pro forma 1999 was driven by an increase in the Company's average wage rate resulting from significant increases in both Oregon and Washington minimum wage rates. Washington's minimum wage rate increased 10.7% on January 1, 1999 from $5.15 to $5.70. Washington state minimum wage was increased another 14% on January 1, 2000 (matching Oregon's $6.50 per hour rate). Washington state minimum wage is now indexed to inflation and will be adjusted annually. The increase in occupancy, depreciation, amortization and restaurant opening/closing expenses as a percentage of revenues in 2001 over 2000 is primarily due to the costs of opening the Springfield Elmer's, closing the Tacoma Mitzel's and incremental depreciation on the prior year's capital expenditures.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 23.9% of total revenue in 2001 compared to 2000 of 22.6% and pro forma results of 22.9% in 1999. The increase in general and administrative costs as a percentage of revenues reflects the impact of integration expenses related to the Mitzel's restaurant acquisition and increased marketing expenditures for those restaurants.

         PRO FORMA NON OPERATING INCOME (EXPENSES). This primarily reflects net interest expenses that were 1.6% of total revenues in 2001 compared to fiscal year 2000 and pro forma results in 1999 of 2.2% and 2.4% respectively. The reduction in net interest expense as a percentage of pro forma revenues is the result of increased revenues and increased interest income.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 2, 2001, the Company had cash and equivalents of approximately $1,141,000 representing a decrease of approximately $499,000. The decrease resulted from cash provided by operations totaling approximately $1,720,000, cash provided by financing activities of approximately $671,000 and less cash used in investing activities of approximately $2.9 million. Cash provided by financing is $1.3 million in new convertible notes less principal payments on term debt. Cash used in investing activities was the result of additions to property, buildings, equipment and intangibles. In addition to the regular replacement of depreciating restaurant assets, cash used in investing activities included the acquisition on the five Mitzel's units and the acquisition and remodel of the Springfield Elmer's.

         December 2000 the Company issued $1.3 million in convertible notes to finance the Mitzel's acquisition. The seven year notes bear interest at 10%, and are convertible to common stock after six months at $6.50 per share. The Company may call the notes after 3 years at premiums of between one and five percent, depending on the remaining term. Interest-only payments are made to the holder and $13,690 per month is paid into a sinking fund. The notes are unsecured and subordinate to the Company's senior secured debt held by Wells Fargo Bank.

          The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the merger of CBW, Inc., operating lease requirements and the funding of capital expenditures. As of April 2, 2001, the Company had outstanding indebtedness for borrowed money of $1.6 million under a term loan facility and $2.2 million in real estate loan facilities with Wells Fargo Bank and $1.25 million under a term loan facility with Eagle's View Management, assumed at the time of the merger with CBW, Inc. The Wells Fargo loans have a weighted-average maturity of 9 years, bear interest at an average of 8.25%, require monthly payments of principal and interest, are collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. and impose certain financial restrictions and covenants, the most restrictive of which, require the Company to maintain a maximum of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 4.0 to 1.0. In addition, effective September 30, 1999, and thereafter on a trailing four quarter basis as of the end of each fiscal quarter, the Company will be required to maintain a ratio of cash generation (defined as net income before taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. The Company was in compliance with this covenant at April 2, 2001. The Company has available a $250,000 line of credit with Wells Fargo Bank through September 1, 2001, which is secured by substantially all assets of the Company excluding real estate. Interest on the unpaid balance accrues at a rate of prime plus 1%. The prime rate at April 2, 2001 was 8.25%. There was no amount outstanding at April 2, 2001.

         The Eagle's View Management loan has a maturity of approximately three years, an interest rate of 15%, requires monthly payments of interest only, and is secured by a second position on substantially all the assets owned by Elmer's Restaurants, Inc. and does not impose financial covenants upon the Company. The Company plans to complete the early pay off of the $1.6 million Wells Fargo term loan and the $1.25 million Eagles View Management loan in the first quarter of fiscal year 2002. The Company anticipates financing the pay down with long term senior secured debt.

         The Company's primary source of liquidity during the year was the operation of the restaurants, franchise fees earned from its franchisees, internal cash and borrowings as discussed above.

         In the future, the Company's liquidity and capital resources will depend primarily on the operations of Elmer's Restaurants, Inc., CBW, Inc. and Grass Valley Ltd., Inc. which, under the provisions of the Company's loan agreements, would permit, under certain conditions, distributions and dividends to the Company's shareholders and early reduction of the Eagle's View Management indebtedness. Elmer's Restaurants, Inc., CBW, Inc. and Grass Valley Ltd., Inc., like most restaurant businesses, are able to operate with nominal or deficit working capital because sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders.

         The Company believes that it will continue to be able to obtain adequate financing on acceptable terms for new restaurant construction and acquisitions and that cash generated from operations will be adequate to meet its financial needs and to pay operating expenses for the foreseeable future, although no assurances can be given.

INFLATION

         Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of April 2, 2001, a significant percentage of the Company's employees were paid wages equal to or based on the state minimum hourly wage rates. Economic growth that would reduce unemployment or make more jobs available in higher paying industries could directly affect the Company's labor costs. The Company believes that inflation has not had a material impact on its results of operations for fiscal 2001, fiscal 2000 or fiscal 1999. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

SEASONALITY

         The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather-related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

BUSINESS STRATEGY OR DEVELOPMENT PLANS; QUALITY OF MANAGEMENT; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; THE RESULTS OF FINANCING EFFORTS; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; IMPACT OF YEAR 2001; CONTINUED NASDAQ LISTING; WEATHER CONDITIONS; CONSTRUCTION SCHEDULES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

         The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding at April 2, 2001, $808,000 was accruing interest at a variable rate of LIBOR plus 2.25%. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

                                 PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                          ($ in thousands)

Fiscal Year               2002    2003    2004    2005        Total   Fair Value

Variable rate debt       236.4   236.4   236.4    98.2        808.4     808.4
Average interest rate    7.25%   7.25%   7.25%   7.25%
2.25% above LIBOR


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 17, 2001, the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP as the Company's independent accountants and appointed Moss Adams LLP for the fiscal year ended April 2, 2001. The decision to change accountants was recommended by the registrant's audit committee and approved by the Board of Directors.

         PricewaterhouseCoopers LLP 's reports on the financial statements for the years ended March 31, 2000 and 1999, contained no adverse opinion nor disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended March 31, 2000 and 1999, and during the interim period between April 1, 2000, and April 17, 2001, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction PricewaterhouseCoopers LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company is included under the caption "Election of Directors" in the Company's definitive proxy statement (the "2001 Proxy Statement") for its 2001 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is included under the caption "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is included under the caption "Voting Securities and Principal Shareholders" and "Election of Directors" in the 2001 Proxy Statement incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management is included under the caption "Certain Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

         The Financial Statements listed in the accompanying index on page F-1 are filed as part of this Report.



(a)(1)   Financial Statements and Schedules                            Page in
                                                                     this Report
                                                                     -----------
Reports of Independent Accountants.......................................F-1

Consolidated Balance Sheets at April 2, 2001 and March 31, 2000..........F-3

Consolidated Statements of Operations for the years ended
April 2, 2001, March 31, 2000 and 1999...................................F-4

Consolidated Statements of Changes in Shareholders' Equity for
the years ended April 2, 2001, March 31, 2000 and 1999...................F-5

Consolidated Statements of Cash Flows For the years ended April
2, 2001, March 31, 2000 and 1999.........................................F-6

Notes to Consolidated Financial Statements...............................F-7



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

                                               Elmer's Restaurants, Inc.


                                               By: WILLIAM W. SERVICE
                                                   -----------------------
                                                   William W. Service
                                                   Chief Executive Officer
Dated: June 29, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Elmer's Restaurants, Inc., in the capacities and on the dates indicated.


SIGNATURE                        TITLE                                          DATE
---------                        -----                                          ----

/s/ Bruce N. Davis               Chairman of the Board & President              June 29, 2001
----------------------
Bruce N. Davis


/s/ William W. Service           Chief Executive Officer & Director             June 29, 2001
----------------------           (Principal Executive & Financial Officer)
William W. Service


/s/ Thomas C. Connor             Director                                       June 29, 2001
----------------------
Thomas C. Connor


/s/ Corydon H. Jensen            Director                                       June 29, 2001
----------------------
Corydon H. Jensen


/s/ Richard Williams             Director                                       June 29, 2001
----------------------
Richard Williams


/s/ Donald Woolley               Director                                       June 29, 2001
----------------------
Donald Woolley

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Elmer's Restaurants, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Elmer's Restaurants, Inc. and Subsidiaries (the Company) at March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Portland, Oregon
May 23, 2000

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Elmer's Restaurants, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Elmer's Restaurants, Inc. and Subsidiaries (the Company) as of April 2, 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elmer's Restaurants, Inc. and Subsidiaries as of April 2, 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


MOSS ADAMS LLP

Portland, Oregon
May 25, 2001

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        April 2, 2001 and March 31, 2000

                                                               April 2, 2001  March 31, 2000
                                                                ------------   ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                    $  1,141,016   $  1,640,210
   Accounts receivable                                               337,266        199,466
   Notes receivable - related parties, current portion               180,213           --
   Inventories                                                       368,059        339,654
   Prepaid expenses and other                                        237,681        276,604
   Income taxes receivable                                            61,625           --
                                                                ------------   ------------
       Total current assets                                        2,325,860      2,455,934

   Notes receivable - related parties, net of current portion        203,045           --
   Property, buildings and equipment, net                          8,441,867      6,892,844
   Intangible assets, net of accumulated amortization of
     $362,244 and $194,325                                         5,280,714      4,390,471
   Other assets                                                      122,661        107,959
                                                                ------------   ------------
       Total assets                                             $ 16,374,147   $ 13,847,208
                                                                ============   ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable, current portion                               $    569,327   $    572,399
   Accounts payable                                                1,389,195        772,174
   Accrued expenses                                                  209,821        448,803
   Accrued payroll and related taxes                                 390,825        218,728
   Accrued income taxes                                                 --          279,770
                                                                ------------   ------------
       Total current liabilities                                   2,559,168      2,291,874

   Notes payable, net of current portion                           5,798,769      5,124,130
   Deferred income taxes                                             772,000        793,000
                                                                ------------   ------------
       Total liabilities                                           9,129,937      8,209,004
                                                                ------------   ------------
Commitments and contingencies (Note 6)

Shareholders' equity
   Common stock, no par value; 10,000,000 shares authorized,
   1,962,032 and 1,665,548 shares issued and outstanding at
   April 2, 2001 and March 31, 2000 respectively                   6,871,190      5,242,264
   Retained earnings                                                 373,020        395,940
                                                                ------------   ------------
       Total shareholders' equity                                  7,244,210      5,638,204
                                                                ------------   ------------
       Total liabilities and shareholders' equity               $ 16,374,147   $ 13,847,208
                                                                ============   ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the years ended April 2, 2001, March 31, 2000 and 1999

                                                               FOR THE YEARS ENDED
                                                  --------------------------------------------
                                                    APRIL 2,        MARCH 31,       MARCH 31,
                                                      2001            2000            1999
                                                  ------------    ------------    ------------

REVENUES                                          $ 25,852,336    $ 22,179,574    $ 11,952,728
                                                  ------------    ------------    ------------
COSTS AND EXPENSES:
   Cost of restaurant sales:
       Food and beverage                             7,121,428       6,298,727       3,406,602
       Labor and related costs                       8,126,818       7,082,100       3,735,043
   Occupancy costs                                   1,706,692       1,248,224         741,078
   Depreciation and amortization                       745,744         630,089         341,170
   Restaurant opening/closing expenses                 139,909            --              --
   General and administrative expenses               6,142,689       5,022,965       2,683,534
                                                  ------------    ------------    ------------
                                                    23,983,280      20,282,105      10,907,427
                                                  ------------    ------------    ------------

       INCOME FROM OPERATIONS                        1,869,056       1,897,469       1,045,301

OTHER INCOME (EXPENSE):
   Interest income                                     138,845          91,314          18,545
   Interest expense                                   (591,311)       (570,334)       (458,804)
   Gain on disposition of assets                        27,528           1,100           6,477
                                                  ------------    ------------    ------------

       Income before provision for income taxes      1,444,118       1,419,549         611,519

   Income tax provision                               (488,112)       (480,000)       (185,000)
                                                  ------------    ------------    ------------

       Income before minority interest                 956,006         939,549         426,519

   Minority interest                                      --              --          (136,007)
                                                  ------------    ------------    ------------

       NET INCOME                                 $    956,006    $    939,549    $    290,512
                                                  ============    ============    ============

PER SHARE DATA:
   Net income per share - Basic                   $       0.51    $       0.51    $       0.30
                                                  ============    ============    ============
   Weighted average number of
   common shares outstanding - Basic                 1,883,074       1,832,032         968,563
                                                  ============    ============    ============

   Net income per share - Diluted                 $       0.50    $       0.50    $       0.30
                                                  ------------    ------------    ------------
   Weighted average number of
   common shares outstanding - Diluted               1,917,936       1,881,376         968,563
                                                  ============    ============    ============


PRO FORMA INCOME TAX INFORMATION                                                   (Unaudited)
   Income before provision for income taxes                                            611,519
   Provision for income taxes                                                         (211,000)
   Minority interest                                                                  (136,007)
                                                                                  ------------

       Pro forma net income                                                            264,512
                                                                                  ============

Pro forma Basic earnings per share                                                $       0.27
                                                                                  ------------
Pro forma Diluted earnings per share                                              $       0.27
                                                                                  ------------
Shares used in per share calculation
   Basic                                                                               968,563
   Diluted                                                                             968,563


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
           For the years ended April 2, 2001, March 31, 2000 and 1999




                                                                 Common Stock            Retained earnings
                                                             Shares        Amount      (accumulated deficit)
                                                           ----------    ----------         ----------
Balance March 31, 1998                                        770,500    $  295,020         $ (294,307)
Capital contributions                                                       600,000
Dividend distributions                                                                         (44,070)
Issuance of common stock in conjunction with merger           606,109     2,803,000               --
Issuance of common stock in conjunction with acquisition
   of Grass Valley Ltd., Inc.                                 209,620     1,048,500               --
Net income                                                       --            --              290,512
                                                           ----------    ----------         ----------

Balance, March 31, 1999                                     1,586,229     4,746,520            (47,865)

5% stock dividend (November 30, 1999)                          79,319       495,744           (495,744)
Net income                                                       --            --              939,549
                                                           ----------    ----------         ----------

Balance,  March 31, 2000                                    1,665,548     5,242,264            395,940

10% stock dividend (August 18, 2000)                          166,484       978,926           (978,926)
Issuance of common stock in conjunction with acquisition
   of Mitzel's American Kitchen restaurants                   130,000       650,000               --
Net income                                                       --            --              956,006
                                                           ----------    ----------         ----------

Balance, April 2, 2001                                      1,962,032    $6,871,190         $  373,020
                                                           ==========    ==========         ==========

















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended April 2, 2001, March 31, 2000 and 1999

                                                                        FOR THE YEARS ENDED
                                                               --------------------------------------
                                                                APRIL 2,      MARCH 31,     MARCH 31,
                                                                  2001          2000          1999
                                                               ----------    ----------    ----------
Cash flows from operating activities:
Net income                                                     $  956,006    $  939,549    $  290,512
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                745,744       630,089       341,170
     Deferred income taxes                                        (21,000)       20,000        (7,000)
     Gain on disposition of assets                                (27,528)       (1,100)       (6,477)
     Minority Interest                                            136,007
     Changes in assets and liabilities:
        Current assets                                           (127,282)        5,016       162,757
        Other assets                                              (14,702)       20,942       (41,559)
        Accounts payable and accrued expenses                     550,136       140,614       (51,156)
        Income taxes                                             (341,395)      387,002      (130,119)
                                                               ----------    ----------    ----------

        Net cash provided by operating activities               1,719,979     2,142,112       694,135
                                                               ----------    ----------    ----------

Cash flows from investing activities:
   Additions to property, buildings and  equipment             (1,597,233)     (527,165)     (217,515)
   Additions to intangible assets                              (1,052,249)
   Business acquisition, net of cash acquired                                              (3,438,127)
   Issuance of note receivable                                   (275,000)
   Principal collected on note receivables                         33,742
   Proceeds from sale of assets                                                   1,100        20,000
                                                               ----------    ----------    ----------

        Net cash used in investing activities                  (2,890,740)     (526,065)   (3,635,642)
                                                               ----------    ----------    ----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                  7,092,500
   Capital contribution                                                                       600,000
   Issuance of 10% convertible notes                            1,300,000
   Payments on notes payable                                     (628,433)     (579,409)   (4,145,540)
   Distributions                                                                              (44,070)
                                                               ----------    ----------    ----------
        Net cash provided by (used in) financing activities       671,567      (579,409)    3,502,890
                                                               ----------    ----------    ----------
        Net increase (decrease) in cash and cash equivalents     (499,194)    1,036,638       561,383

Cash and cash equivalents, beginning of period                  1,640,210       603,572        42,189
                                                               ----------    ----------    ----------

Cash and cash equivalents, end of period                       $1,141,016    $1,640,210    $  603,572
                                                               ==========    ==========    ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                    $  591,311    $  582,887       422,023
                                                               ==========    ==========    ==========

Income taxes                                                   $  850,507    $   73,000       467,619
                                                               ==========    ==========    ==========
Supplemental disclosures of non-cash transactions:
   Sale of equipment for note receivable                       $  142,000
                                                               ==========
   Shares issued in conjunction with Mitzel's
     restaurants acquisition                                      650,000
                                                               ==========

   Stock dividends declared                                    $  988,915    $  495,744
                                                               ==========    ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
Elmer's Restaurants, Inc. an Oregon corporation, and Subsidiaries (the Company), owns and operates twelve Elmer's Restaurants, six Ashley's Deli restaurants, five Mitzel's American Kitchen restaurants, four Richard's Deli and Pub restaurants and sells franchises that give franchisees the right to operate under the name Elmer's Breakfast. Lunch. Dinner. for a specific restaurant or region. Franchises and Company owned units are located throughout the western United States.

On December 13, 2000, the Company acquired six Mitzel's American Kitchen restaurants for $975,000 in cash and 130,000 shares of common stock. This transaction was accounted for by the purchase method of accounting.

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

On March 31, 1999, the Company acquired Grass Valley Ltd., Inc. (GVL), which is the owner and operator of four delicatessen-style restaurants operating under the name of Richard's Deli and Pub located in Oregon (see Note 9).

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of CBW for the years ended April 2, 2001 and March 31, 2000 and 1999, Elmer's from August 31, 1998 (the results of operations of Elmer's from August 25, 1998 to August 31, 1998 is not material to the results of operations of the Company), and Grass Valley Ltd., Inc., Elmer's wholly-owned subsidiary, from March 31, 1999. All material intercompany accounts and transactions have been eliminated. The minority interest included in the 1999 consolidated financial statements represents the 46.2% separate public ownership in Elmer's from August 31, 1998 through February 17, 1999.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with accounting

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

CHANGE IN REPORTING PERIODS
Effective April 1, 2000, The Company changed its quarterly reporting periods from three month quarters ending on the last day of the third month, to a "4-3-3-3" accounting cycle whereby each quarter ends on the last Monday of the respective quarter. This change in reporting periods does not have a material effect on comparability of the consolidated financial statements. Fiscal year 2001 ended April 2, 2001.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable approximated fair value as of April 2, 2001 and March 31, 2000 because of the relatively short maturity of these instruments. The carrying value of notes receivable approximated fair value as of April 2, 2001 and March 31, 2000 based upon interest rates and terms available for similar investments. The carrying value of notes payable approximated fair value as of April 2, 2001 and March 31, 2000 based upon interest rates and terms available for the same or similar loans.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all short-term, highly-liquid investments, with a maturity of three months or less to be cash equivalents.

The Company invests its excess cash in interest bearing deposits with major banks and in U.S. Treasury securities. These investments mature within 90 days and are therefore subject to minimal risk. Management routinely reviews these investments in order to limit the amount of credit exposure to any one financial institution.

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The Company places its cash deposits with federally insured financial institutions. As of April 2, 2001, the Company's deposits were in excess of the federal insurance limits.

INVENTORIES
Inventories of food, beverages and restaurant supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

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

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in the consolidated statements of operations.

INTANGIBLE ASSETS
The excess of cost over fair value of net tangible assets of acquired companies (goodwill) and trademarks are amortized on a straight-line basis over 30 years.

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

ADVERTISING
Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses were $406,987, $274,675 and $131,752 for the years ending April 2, 2001 and March 31, 2000 and 1999, respectively.

INTEREST RATE SWAP AGREEMENT
The Company entered into an interest rate swap agreement with a bank to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The agreement effectively changes the Company's interest rate exposure on the covered portion to a fixed percentage. The interest rate swap agreement expires on March 1, 2002.

FRANCHISE OPERATIONS
Initial license fees from individual and area franchise sales are recognized as revenue when substantially all of the terms and conditions of the franchise agreement are met. Elmer's has sold area franchises to several restaurant operators in various western states. The terms of the agreements entered into with each franchisee protect the territory for the operator and provide standard building blueprints, recipes, formulas and methods of food preparation. The term of the franchise is generally25 years. Continuing franchise fees (based on a percentage of sales) are recognized as revenue when earned.

INCOME TAXES
CBW was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended and comparable state tax laws from May 22, 1997 through February 17, 1999. During that period, CBW's earnings were taxed directly to CBW's shareholders, at their individual federal and state income tax rates, rather than to the Company. Since February 17, 1999, the Company has been treated for income tax purposes as a corporation.

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

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Income tax expense is the tax payable for the year and the change during the year in net deferred income tax assets and liabilities.

NET INCOME PER SHARE
Basic earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period, if any. Common equivalent shares from stock options, if any, are excluded from the computation when their effect is antidilutive.

All references to share and per share information have been adjusted to give effect to the 770,500 shares of restricted common stock issued by Elmer's in connection with the merger of CBW on February 18, 1999 with and into Elmer's as described above, the 5% stock dividend declared on November 30, 1999 and the 10% stock dividend declared on August 18, 2000.

RECLASSIFICATION
A reclassification has been made to the consolidated financial statements for the year ended March 31, 2000 to transfer the fair value of shares issued in the November 30, 1999 5% stock dividend from retained earnings to common stock. The effect of the reclassification was to decrease retained earnings and increase common stock as of March 31, 2000 by $495,744.

This reclassification has no effect on previously reported net income or earnings per share.

Certain other amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation. Net income and cash flows were not affected by the reclassifications.

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

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company's management has studied the implications of SFAS 133 and expects the adoption to have no impact on the Company's financial condition or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting bulletin (SAB) 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company expects SAB 101 and SAB 101A to have no material effect on the Company's revenue recognition process.

UNAUDITED PRO FORMA FINANCIAL INFORMATION
As more fully described in Note 4, CBW has been taxed for federal and state income tax purposes as an S corporation for certain periods in the years ended March 31, 1999. The unaudited pro forma information reflects provisions for income taxes that would have been recorded had CBW been a taxed as a corporation for all periods presented.

2.  NOTES RECEIVABLE - RELATED PARTIES
Notes receivable consist of the following at April 2, 2001:

Notes receivable bearing interest at 10.5%, due on or before
January 1, 2002, secured by a stock pledge agreement for
15,000 shares of Elmer's Restaurants, Inc. common stock                 $76,199

Note receivable bearing interest at 8% due on or before
October 15, 2002, secured by franchise agreement and
restaurant furniture, fixtures and equipment                            115,124

Note receivable bearing interest at 10% due on or before
March 15, 2003, secured by a stock pledge agreement for
50,000 shares of Elmer's Restaurants. Inc. common stock                 191,935
                                                                        -------
                                                                        383,258

Less current portion                                                    180,213
                                                                        -------
Notes receivable net of current portion                                $203,045
                                                                       ========

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.  PROPERTY, BUILDINGS AND EQUIPMENT
                                                APRIL 2, 2001     MARCH 31, 2000
                                                 ----------         ----------
Land                                             $2,246,700         $2,246,700
Buildings                                         1,911,903          1,894,204
Furniture, fixtures and equipment                 3,508,920          2,676,821
Leasehold improvements                            2,117,301            894,471
Automobiles                                          23,409             16,932
                                                 ----------         ----------
                                                  9,808,233          7,729,128

Less accumulated depreciation and amortization   (1,366,366)          (836,284)
                                                 ----------         ----------
                                                 $8,441,867         $6,892,844
                                                 ==========         ==========

Depreciation expense charged to operations was $598,927, $484,204, $292,730 for the years ending April 2, 2001 and March 31, 2000 and 1999 respectively.

4.  INCOME TAXES
CBW was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, since May 22, 1997 (and was a limited liability company from organization to that date) and was treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, CBW's earnings through February 17, 1999 have been taxed directly to CBW shareholders, at their individual federal and state income tax rates, rather than to the Company.

The earnings of Elmer's from August 31, 1998 through February 17, 1999 are taxed as a taxable corporation. Effective with the merger of CBW with and into Elmer's (see Note 9), on February 18, 1999 (Termination date) CBW's S corporation status terminated. Subsequent to the Termination date, the Company has been treated as a corporation for federal and state tax purposes.

The provision for income taxes has been computed in accordance with SFAS No. 109 ACCOUNTING FOR INCOME TAXES, as if the Company had been a taxable corporation for all periods presented (information with respect to the year ended March 31, 1999 is unaudited pro forma information):

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                        YEARS ENDED
                            -----------------------------------
                            APRIL 2,     MARCH 31,    MARCH 31,
                               2001         2000         1999
                            ---------    ---------    ---------
Current:
   Federal                  $ 419,112    $ 400,000    $ 160,000
   State                       90,000       60,000       34,000
                            ---------    ---------    ---------
                              509,112      460,000      194,000

Deferred income taxes         (21,000)      20,000       17,000
                            ---------    ---------    ---------
                            $ 488,112    $ 480,000    $ 211,000
                            =========    =========    =========

A reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows (information with respect to the year ended March 31, 1999 is unaudited pro forma information):

                                        APRIL 2,     MARCH 31,    MARCH 31,
                                          2001         2000         1999
                                         ------       ------       ------
                                                                 (UNAUDITED
                                                                  PRO FORMA)
Federal income tax at statutory rate       34.0%        34.0%        34.0%

State income taxes, net of
  federal income tax benefit                3.6          3.9          3.5
Non deductible expenses                     2.9          1.9          1.2
Federal income tax credits                 (6.7)        (6.0)        (4.3)
                                         ------       ------       ------
                                           33.8%        33.8%        34.4%
                                         ======       ======       ======


The income tax provision of $185,000 for the year ended March 31, 1999 relates to the results of operations of Elmer's from August 31, 1998 through February 17, 1999 and the results of operations of the Company from February 18, 1999 through March 31, 1999.

Deferred income taxes are the result of provisions in the tax laws that either require or permit certain items of income or expense to be reported for income tax purposes in different periods than they are reported for financial reporting. As of April 2, 2001 and March 31, 2000, the deferred tax liability of $772,000 and $793,000 respectively, primarily represents the difference between the book basis of property, buildings equipment and intangibles and the related tax basis of approximately $2,270,000 and $2,300,000, respectively.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.  NOTES PAYABLE
                                                     APRIL 2,        MARCH 31,
                                                       2001            2000
                                                    ----------      ----------
Note payable to financial institution, payable
in monthly principal installments of $34,900
plus interest at varying rates as follows:
     On 50% of the outstanding balance -
     interest fixed at 8.04%, based on
     contractual interest rate swap agreement
     On 50% of the outstanding balance -
     variable interest rate of LIBOR plus 2.25%
     adjusted monthly (7.25% at April 2, 2001)
Matures September 2004; secured by real estate
and all assets of the Company                       $1,615,150      $2,127,271

Note payable to financial institution, principal
and interest due monthly at 8.15%, matures March
2009; secured by real estate and all assets of
the Company                                            444,364         464,325

Note payable to financial institution, principal
and interest due monthly at 8.18%, matures
January 2011; secured by real estate and all
assets of the Company                                1,194,538       1,238,241

Note payable to financial institution, principal
and interest due monthly at 8.25%, matures
February 2008; secured by real estate and all
assets of the Company                                  555,335         581,617

Note payable to financing company, interest
payable due monthly  at 15%; subordinated,
principal balance due February 2004                  1,250,000       1,253,402

Note payable to individual, principal and
interest due monthly at 10%; secured by stock
of a subsidiary                                          8,709          31,673


Convertible notes payable, private placement,
interest payable monthly at 10%; convertible to
common stock at $6.50 per share; principal due
December 2007                                        1,300,000
                                                    ----------      ----------

Total long-term debt                                 6,368,096       5,696,529

Less current portion                                   569,327         572,399
                                                    ----------      ----------

Net of current portion                              $5,798,769      $5,124,130
                                                    ==========      ==========


Certain notes payable contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive covenants require the Company to maintain a maximum ratio of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 4.0 to 1.0, and a ratio of cash generation (defined as net income before

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least
2.25 to 1.0.

The Company has available with a financial institution a $250,000 line of credit, which matures September 1, 2001, and is secured by substantially all assets of the Company excluding real estate. Interest on the unpaid balance accrues at a rate of prime plus 1%. The prime rate at April 2, 2001 was 8.0%. There were no balances outstanding on the line at April 2, 2001 and March 31, 2000.

Future maturities of notes payable for the following fiscal years are:

                    2002                   $  569,327
                    2003                      570,655
                    2004                    1,827,392
                    2005                      309,754
                    2006                      121,811
                 Thereafter                 2,969,157
                                           ----------
                                           $6,368,096
                                           ==========

All interest costs incurred during the years ended April 2, 2001 and March 31, 2000 and 1999 have been expensed during the respective periods.

6.  COMMITMENTS AND CONTINGENCIES
The Company leases certain facilities under operating lease agreements. Minimum fiscal year rental commitments for the year ending April 2, 2001 for property, buildings and equipment with non-cancelable terms of more than one year are:

                    2002                   $1,262,867
                    2003                    1,236,321
                    2004                    1,210,181
                    2005                    1,157,486
                    2006                      916,528
                 Thereafter                 2,278,499
                                           ----------
                                           $8,061,882
                                           ==========

The leases generally provide for additional rentals based upon a specified percentage of sales and require the Company to pay certain other costs. Rental expense on operating leases amounted to approximately $1,431,000, $884,000, $848,000 for the years ending April 2, 2001 and March 31, 2000 and 1999, respectively.

From time to time, the Company is involved in litigation relating to claims arising in the normal course of its business. The Company maintains insurance coverage against potential claims, in amounts that it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which could have a material adverse effect on the Company's business or operations.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.  RELATED PARTY TRANSACTIONS
Jaspers Food Management, Inc. (JFMI), is an privately held restaurant management company. Certain officers and directors hold a majority interest in JFMI. Amounts outstanding with JFMI are as follows:

                                APRIL 2,            MARCH 31,
                                  2001                2000
                                --------            --------
Accounts receivable             $ 26,364            $  3,148

Accounts payable and other liabilities due to the affiliate are due on demand and accrue interest at an annual rate of 10.5% based on the outstanding balance over 28 days.

Transactions applicable to the affiliate were approximately as follows:

                                  APRIL 2,          MARCH 31,         MARCH 31,
                                    2001              2000              1999
                                  --------          --------          --------
Interest expense                      -                 -             $ 14,000
Labor and related expenses        $930,000          $903,000          $452,000

Under the terms of a management services agreement, the affiliate provides substantially all store labor, management, accounting, human resources, training and other administrative services related to the operation of the six Ashley's Deli and four Richard's Deli and Pub restaurants as disclosed in labor and related expenses above.

Included in accounts receivable at April 2, 2001 is a note receivable from a franchisee in the amount of $20,735.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.  RESTAURANT AND FRANCHISE OPERATIONS
Summary results of operations and other selected financial information from restaurant operations and franchise operations are presented after elimination of intercompany transactions:

                                         APRIL 2,       MARCH 31,      MARCH 31,
                                           2001           2000           1999
                                       ------------   ------------   ------------
Revenues:
  Restaurant operations                $ 25,011,807   $ 21,404,597   $ 11,591,646
  Franchise operations                      840,529        774,977        361,082
                                       ------------   ------------   ------------
    Consolidated                       $ 25,852,336   $ 22,179,574   $ 11,952,728
                                       ============   ============   ============

Income from operations:
  Restaurant operations                $  1,731,667   $  1,620,632   $    649,753
  Franchise operations                      137,389        276,837        395,548
                                       ------------   ------------   ------------
    Consolidated                       $  1,869,056   $  1,897,469   $  1,045,301
                                       ============   ============   ============

Capital and intangible expenditures:
  Restaurant operations                $  3,206,615   $    493,333   $    191,748
  Franchise operations                       92,867         33,832         25,767
                                       ------------   ------------   ------------
    Consolidated                       $  3,299,482   $    527,165   $    217,515
                                       ============   ============   ============

Depreciation and amortization:
  Restaurant operations                $    692,755   $    561,440   $    261,635
  Franchise operations                       52,989         68,649         79,535
                                       ------------   ------------   ------------
    Consolidated                       $    745,744   $    630,089   $    341,170
                                       ============   ============   ============

Assets:
  Restaurant operations                $ 15,246,621   $ 12,495,871   $ 11,571,468
  Franchise operations                    1,127,526      1,351,337      1,475,216
                                       ------------   ------------   ------------
    Consolidated                       $ 16,374,147   $ 13,847,208   $ 13,046,684
                                       ============   ============   ============

    The number of Company owned stores and operating franchises is as follows:

                                 APRIL 2,           MARCH 31,         MARCH 31,
                                   2001               2000               1999
                                 --------           --------           --------
Company owned stores                26                 21                 20
Operating franchises                19                 18                 18

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.  ACQUISITIONS AND MERGER
ACQUISITION OF SIX MITZEL'S AMERICAN KITCHEN RESTAURANTS.
Effective December 13, 2000 Elmer's Restaurants, Inc. (the "Company") executed an asset purchase agreement with the owners of six Mitzel's American Kitchen restaurants, acquiring substantially all the assets of those locations for $975,000 in cash and issuance of 130,000 shares of the Company's restricted common stock. These locations are wholly owned by and operated as a division of the Company. The acquisition was recorded as a purchase and the excess of the acquisition cost over fair value of the tangible assets acquired was allocated to goodwill. The total cost of the acquisition was as follows:

Cash                                                    $  975,000

Value of 130,000 shares of common stock
issued in conjunction with the transaction                 650,000

Assumed liabilities, closing and relocation
expenses                                                   122,245

Related legal and other transaction costs                   65,009
                                                        ----------
                                                        $1,812,254
                                                        ==========

The acquisition cost of $1,812,254 was allocated to the fair market value of the assets acquired ($1,024,900) and the remainder to goodwill ($787,354).

ACQUISITION OF SPRINGFIELD RESTAURANT
On August 1, 2000, the Company executed an asset purchase agreement with Hospitality Two LLC, acquiring substantially all the assets of the Springfield, Oregon restaurant and lounge for $325,000 in cash. The Company has converted the restaurant into an Elmer's, which opened November, 2000. The acquisition cost ($345,630) was allocated to the fair market value of the assets acquired ($109,110) and the excess to goodwill ($236,520).

CBW ACQUISITION OF AND MERGER WITH ELMER'S
On August 25, 1998, CBW acquired a controlling interest (705,000 shares representing 53.8% of the outstanding stock) in Elmer's for $4,500,000. The total cost of the acquisition of $4,612,013, including $112,013 of related acquisition costs, was provided by approximately $4,000,000 of debt financing and the balance in CBW's own cash. The purchase method of accounting was used to record this transaction and a new basis of accounting was established for the assets and liabilities of Elmer's to the extent of the change in ownership based on fair values as follows:

    Current assets                              $ 1,190,536
    Property, building and equipment              3,790,027
    Intangible assets                             2,171,048
    Other assets                                     43,587
    Liabilities assumed                          (2,163,185)
    Deferred income taxes                          (420,000)
                                                -----------
                                                $ 4,612,013
                                                ===========

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


On February 18, 1999, CBW merged with and into Elmer's in a transaction in which Elmer's was the surviving corporation. In consideration for the issuance by Elmer's of 770,500 shares of Elmer's restricted common stock to CBW shareholders and the assumption of approximately $4 million in debt owed by CBW arising from CBW's acquisition of the controlling block of Elmer's common stock on August 25, 1998, Elmer's acquired all the stock and assets of CBW including CBW's wholly-owned subsidiary, CBW Food Company, LLC.

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

  Estimated value of 606,109 shares of
    outstanding common stock of Elmer's
    (other than CBW ownership) at the
    date of the merger                                  $ 2,803,000
  Assumed liabilities                                     2,123,804
  Accrued expenses related to the transaction                20,000
  Deferred income taxes                                     320,000
                                                        -----------
                                                        $ 5,266,804
                                                        ===========

The purchase price has been allocated to the assets to be acquired and obligations to be assumed, based on the estimate of the 46.2% proportionate fair values of the assets and liabilities, as follows:

  Current assets                                        $   839,988
  Property , buildings and equipment                      3,173,264
  Intangible assets                                       1,220,701
  Other assets                                               32,851
                                                        -----------
                                                        $ 5,266,804
                                                        ===========

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

SUMMARY
The following table represents the unaudited pro forma results of operations for the year ended March 31, 1999 as if the acquisition of 53.8% of the outstanding common stock of Elmer's, the merger of CBW with and into Elmer's and the acquisition of GVL had occurred at the beginning of the respective periods. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been made at the beginning of the respective periods, or of results which may occur in the future.
                                                              YEAR ENDED
                                                            MARCH 31, 1999
                                                            --------------
    Total revenue                                           $   21,231,597
    Income from operations                                       1,649,526
    Income  before provision for income taxes                    1,141,293
    Net income                                                     751,278
    Basic earnings per share of common stock                           .45

    Weighted-average number of shares outstanding                1,665,548

    Number of Company owned stores                                      20

10. EMPLOYEE BENEFIT PLAN
The Company formed a 401(k) profit sharing plan on April 1, 2000 whereby eligible employees may contribute up to 20% of their regular earnings. Employees are eligible to

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


participate after one year of half-time employment with the Company and attainment of 21 years of age. The plan provides that the Company can also make matching and other contributions to the plan. The Company contributed $29,200 to the plan for the year ended April 2, 2001.

11. STOCK OPTIONS
The Board of Directors adopted a stock option plan (Plan) which provides for the award of incentive stock options to key employees and the award of nonqualified stock options to employee and non-employee Directors. Under the terms of the Plan, the option price is determined as the fair value of the Company's common stock at the time the option is granted. Under the Plan, 369,600 shares of common stock are authorized for issuance. The Board of Directors has approved an increase in the number of shares available under the Plan of 150,400 shares, to a total of 520,000 shares. This proposal will be submitted to the Company's shareholders for approval at the Company's 2001 Annual Meeting. Some to the options listed in the table below were granted in anticipation of shareholder approval of the proposal. Options are exercisable upon vesting. Options generally vest 20% annually and expire 10 - 15 years after the date of grant.

A summary of the Company's stock options as of April 2, 2001 and March 31, 2000 and 1999 and changes during the years ended is presented below:

                                                                  WEIGHTED-
                                                                  AVERAGE
                                                  OPTIONS         EXERCISE
                                                OUTSTANDING        PRICE
                                                  -------         -------
Balance, March 31, 1998                              -
Options granted                                   187,688         $  4.11
                                                  -------

Balance, March 31, 1999                           187,688            4.11
Options granted                                   180,400            5.38
Options cancelled                                 (17,325)           4.11
                                                  -------

Balance, March 31, 2000                           350,763            4.77
Options granted                                    90,000            4.92
Options cancelled                                 (20,900)           4.66
                                                  -------

Balance, April 2, 2001                            419,863         $  4.81
                                                  =======

The following table summarizes information about stock options outstanding as of April 2, 2001:

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                          OPTIONS EXERCISABLE
                            WEIGHTED-                   ------------------------
                            AVERAGE         WEIGHTED-                  WEIGHTED-
                           REMAINING        AVERAGE                     AVERAGE
EXERCISE      NUMBER      CONTRACTUAL       EXERCISE      NUMBER       EXERCISE
 PRICE     OUTSTANDING    LIFE - YEARS       PRICE      EXERCISABLE      PRICE
 -----     -----------    ------------      -------     -----------      -----
 $4.11       158,813         10.79           $4.11         84,315        $4.11
  4.75        60,000          9.69            4.75         22,500         4.75
  5.25        30,000         11.67            5.25           -            5.25
  5.34        55,550          9.87            5.34         11,110         5.34
  5.41       115,500         13.05            5.41        115,500         5.41


There were 100,137 shares of common stock reserved for the grant of stock options under the Plan at April 2, 2001.

The FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost of those plans using the method of accounting prescribed by APB 25. Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

The Company complies with the disclosure-only provisions of SFAS No. 123 and thus no compensation cost has been recognized for the Plan. Had compensation cost for the stock-based compensation plan been determined based on the fair value of options at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:
                                              2001         2000         1999
                                            --------     --------     --------
Net income - as reported                    $956,006     $939,549     $290,512
Net income - pro forma                       798,951      652,404      290,512

Diluted earnings per share - as reported        $.51         $.51         $.30
Diluted earnings per share - pro forma           .43          .35          .30


The pro forma effect on net income for 2000 and 2001 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED









                                  APRIL 2,         MARCH 31,        MARCH 31,
                                    2001             2000             1999
                                  --------         --------         --------

Risk-free interest rate             5.5%             6.0%              6.0%
Expected life                     10 years         10 years         8.14 years
Expected volatility                  26%              26%               59%
Expected dividend yield              0%               0%                0%




The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.