Form 10-Q
period 2001-07-23
ELMERS RESTAURANTS INC
filed 2001-09-06
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JULY 23, 2001 OR

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

Number of shares of Common Stock outstanding at September 5, 2001: 1,962,032

================================================================================

                            ELMER'S RESTAURANTS, INC.
                            -------------------------

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets,
                  July 23, 2001 (Unaudited) and April 2, 2001                3

                  Condensed Consolidated Statements of Operations,
                  Sixteen weeks ended July 23, 2001 and July 24, 2000
                  (Unaudited)                                                4

                  Condensed Consolidated Statements of Cash Flows,
                  Sixteen weeks ended July 23, 2001 and July 24, 2000
                  (Unaudited)                                                5

                  Notes to Condensed Consolidated Financial Statements       6


         Item 2.  Management's Discussion and Analysis
                  of Financial Statements                                    6

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                         10



PART II: OTHER INFORMATION AND SIGNATURES

         Item 5.  Other Information                                         10

         Item 6.  Exhibits and Reports on Form 8-K                          10


                  Signatures                                                11

                                     ITEM 1

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JULY 23, 2001   April 2, 2001
                                                                                 -------------   -------------
                                                                                  (Unaudited)
                                               ASSETS
Current assets:
   Cash and cash equivalents                                                     $     982,498   $   1,141,016
   Accounts receivable                                                                 418,791         337,266
   Notes receivable - related parties, current portion                                 267,878         180,213
   Inventories                                                                         396,744         368,059
   Prepaid expenses and other                                                          262,774         237,681
   Income taxes receivable                                                              22,239          61,625
                                                                                 -------------   -------------
       Total current assets                                                          2,350,924       2,325,860

   Notes receivable - related parties, net of current portion                          167,263         203,045
   Property, buildings and equipment, net                                            8,835,566       8,441,867
   Intangible assets, net of accumulated amortization of $362,244 and $241,925       5,350,150       5,280,714
   Other assets                                                                        125,305         122,661
                                                                                 -------------   -------------
       Total assets                                                              $  16,829,208   $  16,374,147
                                                                                 =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion                                                $     280,373   $     569,327
   Accounts payable                                                                  1,524,888       1,389,195
   Accrued expenses                                                                    249,124         209,821
   Accrued payroll and related taxes                                                   442,068         390,825
                                                                                 -------------   -------------
       Total current liabilities                                                     2,496,453       2,559,168

   Notes payable, net of current portion                                             6,001,758       5,798,769
   Deferred income taxes                                                               772,000         772,000
                                                                                 -------------   -------------
       Total liabilities                                                             9,270,211       9,129,937
                                                                                 -------------   -------------
Commitments and contingencies

Shareholders' equity
   Common stock, no par value; 10,000,000 shares authorized,
   1,962,032 shares issued and outstanding                                           6,871,190       6,871,190
   Retained earnings                                                                   687,807         373,020
                                                                                 -------------   -------------
       Total shareholders' equity                                                    7,558,997       7,244,210
                                                                                 -------------   -------------
       Total liabilities and shareholders' equity                                $  16,829,208   $  16,374,147
                                                                                 =============   =============

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   FOR THE SIXTEEN WEEKS ENDED
                                                   ----------------------------
                                                     JULY 23,         July 24,
                                                       2001             2000
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)

REVENUES                                           $10,267,510      $ 7,231,139
                                                   -----------      -----------

COSTS AND EXPENSES:
   Cost of restaurant sales:
       Food and beverage                             2,919,201        2,043,186
       Labor and related costs                       3,428,677        2,293,991
   Occupancy costs                                     627,131          398,304
   Depreciation and amortization                       218,498          199,237
   Restaurant opening and closing expenses              40,380             --
   General and administrative expenses               2,405,148        1,691,066
                                                   -----------      -----------
                                                     9,639,035        6,625,784
                                                   -----------      -----------

INCOME FROM OPERATIONS                                 628,475          605,355

OTHER INCOME (EXPENSE):
   Interest income                                      33,966           51,594
   Interest expense                                   (181,858)        (187,317)

                                                   -----------      -----------
       Income before provision for income taxes        480,583          469,632

   Income tax provision                               (165,796)        (161,515)
                                                   -----------      -----------
NET INCOME                                         $   314,787      $   308,117
                                                   ===========      ===========

PER SHARE DATA:
   Net income per share - Basic                    $      0.16      $      0.17
                                                   ===========      ===========
   Weighted average number of
   common shares outstanding - Basic                 1,962,032        1,832,032
                                                   ===========      ===========

   Net income per share - Diluted                  $      0.16      $      0.17
                                                   -----------      -----------
   Weighted average number of
   common shares outstanding - Diluted               1,987,997        1,863,781
                                                   ===========      ===========


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the sixteen weeks ended
                                                          ----------------------------
                                                            JULY 23,         July 24,
                                                              2001             2000
                                                          -----------      -----------
                                                          (Unaudited)      (Unaudited)
Cash flows from operating activities:
Net income                                                $   314,787      $   308,117
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                           218,498          199,237
      Changes in assets and liabilities:
         Current assets                                       (80,388)            --
         Other assets                                         (57,561)          53,803
         Accounts payable and accrued expenses                173,485          (76,921)
         Income taxes                                          39,386         (285,205)
                                                          -----------      -----------
            Net cash provided by operating activities         608,207          199,031
                                                          -----------      -----------
Cash flows from investing activities:
   Additions to property, buildings and equipment            (588,147)        (230,193)
   Additions to intangible assets                             (40,730)            --
   Issuance of note receivable                                (74,620)            --
   Principal collected on note receivables                     22,737             --
                                                          -----------      -----------
            Net cash used in investing activities            (680,760)        (230,193)
                                                          -----------      -----------
Cash flows from financing activities:
   Issuance of ten year term notes                          2,806,944             --
   Retirement of term debt                                 (2,789,231)            --
   Payments on notes payable                                 (103,678)        (112,638)
                                                          -----------      -----------

            Net cash used in financing activities             (85,965)        (112,638)
                                                          -----------      -----------

            Net decrease in cash and cash equivalents        (158,518)        (143,800)

Cash and cash equivalents, beginning of period              1,141,016        1,640,210
                                                          -----------      -----------
Cash and cash equivalents, end of period                  $   982,498      $ 1,496,410
                                                          ===========      ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                               $   181,858      $   187,317
                                                          ===========      ===========
   Income taxes                                           $   126,410      $   444,000
                                                          ===========      ===========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all the information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended April 2, 2001. Operating results reflected in the interim consolidated financial statements are not necessarily indicative of the results that may be expected for the year ended April 1, 2002.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiaries, and their results of operations and cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Management does not believe that adoption of SFAS No. 141 will have a material effect on the condensed consolidated financial statements. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles are determined to be more than their fair value.

The Company has adopted the provisions of SFAS No. 142 beginning the sixteen weeks ended July 23, 2001. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the current period; however, impairment reviews may result in future write-downs. Any impairment losses for goodwill and certain intangibles that arise from the initial application of the SFAS will be reported as a change in accounting principle. The Company has not determined the effect of the initial application at this time. Goodwill amortization in the previous comparable quarter amounted to $47,600 or $.02 per diluted share.

All net income per share amounts and weighted average number of common shares outstanding have been retroactively adjusted to reflect a 10% stock dividend, which had a record date in August 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Elmer's Restaurants, Inc. (the "Company" or "Elmer's") (NASDAQ Small Cap Market symbol: ELMS), located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Breakfast. Lunch. Dinner." and "Mitzel's American Kitchen" and an operator of delicatessen restaurants under the names "Ashley's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family.

The Company currently owns and operates 12 Elmer's restaurants and is a party to franchise agreements for 19 Elmer's restaurants in six western states. The Company owns and operates five Mitzel's American Kitchen restaurants in the Puget Sound area of Washington state.

The Company franchises or operates a total of 36 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style, with fireplaces in the dining rooms. The restaurants are primarily freestanding buildings, ranging in size from 4,600 to approximately 9,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas.

The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes, country platters and other popular breakfast items.

On April 12, 2001 the Company acquired the Sandpiper restaurant in Roseburg Oregon. The restaurant reopened as an Elmer's restaurant June 29, 2001. The acquisition cost of $164,000 included $124,000 in tangible assets and $40,000 in goodwill. In July, 2001 the Company sold a 25-year franchise license in Woodburn, Oregon to a current franchisee and in a separate transaction the Company renewed the franchise of a Portland area restaurant for 25-years.

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $314,787 or $.16 per share for the quarter ended July 23, 2001, on sales of $10.27 million as compared to reported net income of approximately $308,117 or $.17 per share for the first quarter ended July 24, 2000. The $6,670 increase in net income is attributable to the acquisition of five Mitzels American Kitchen restaurants in December 2000. The Company's total assets as of July 23, 2001 were $16.8 million, which is an increase of $455,061 over total assets as of April 2, 2001. In the sixteen weeks ended July 23, 2001, working capital increased $87,779 while notes payable decreased $85,965. Cash provided by operating activities totaled $608,205 for the period ended July 23, 2001 compared to $199,031 for the period ended July 24, 2000. The increase in cash provided from operations is primarily attributable to the timing of the payment of liabilities and income taxes.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 112 days ended July 23, 2001 and the 115 days ending July 24, 2000.

For the period ended July 23, 2001, the Company's net income and earnings per share increased 20% over net income and earnings per share for the comparable period in 1999. Net income as a percentage of total revenue decreased from 4.3% for the period ended July 24, 2000, to 3.1% for the period ended July 23, 2001.

Dollar amounts in thousands                 RESULTS OF OPERATIONS              RESULTS OF OPERATIONS
except per share data (unaudited)        FOR THE SIXTEEN WEEKS ENDED        FOR THE SIXTEEN WEEKS ENDED
                                               JULY 23, 2001                      JULY 24, 2000
                                         ---------------------------        ---------------------------
                                                         Percent of                         Percent of
                                           Amount         Revenues            Amount         Revenues
                                           ------         --------            ------         --------
Revenue                                    $10,268         100.0%             $ 7,231         100.0%
Restaurant costs and expenses                7,234          70.5                4,935           68.2
General and administrative expenses          2,405          23.4                1,691           23.4
Operating income                               628           6.1                  605            8.4
Non operating expenses                        (148)         (1.4)                (136)          (1.9)
Net income                                     315           3.1                  308            4.3

Basic earnings per share                   $  0.16                            $  0.17

Weighted average shares outstanding      1,962,032                          1,832,032


                                REVENUE                       REVENUE
                      FOR THE SIXTEEN WEEKS ENDED    FOR THE SIXTEEN WEEKS ENDED
                             JULY 23, 2001                 JULY 24, 2000
                         ---------------------          ---------------------
                                     Percent of                    Percent of
                          Amount      Revenues           Amount     Revenues
                         -------       -------          -------      -------
Restaurant operations:

Restaurant sales         $ 8,914          86.8%         $ 6,030         83.4%
Lottery                      951           9.3              920         12.7
                         -------       -------          -------      -------
                           9,865          96.1            6,950         96.1

Franchise operations         403           3.9              281          3.9
                         -------       -------          -------      -------
Total revenue            $10,268         100.0%         $ 7,231        100.0%
                         =======       =======          =======      =======

REVENUES. Revenues for the period ended July 23, 2001 were 42.0% greater than the three-day longer comparable period in 2000, reflecting the additional revenue generated by the five Mitzel's restaurants acquired in December, 2000 and two new Elmer's units opened November, 2000 and July, 2001. Revenues from same store restaurant operations were unchanged compared to the sixteen weeks ended July 24, 2000. Revenue from franchise operations increased 43.4% principally due to administrative services fees of $104,000 earned in the current period.

RESTAURANT COSTS AND EXPENSES. Restaurant costs and expenses, which consists of five categories including food, beverage and supply costs, labor and labor related costs, occupancy costs, depreciation and amortization, and restaurant opening and closing expenses increased to 70.5% of revenue for the quarter ended July 23, 2001 compared to 68.2% for the comparable period in 2000. Food, beverage and supply costs as a percentage of total revenues were 28.4% for the sixteen weeks ended July 23, 2001 compared to 28.3% for the comparable period ended July 24, 2000. Labor expenses totaled 33.4% of revenues for the quarter ended July 23, 2001 compared to 31.7% of revenues for the same period in 2000. The increase in labor as a percentage of revenues in the first quarter of 2001 over first quarter 2000 is driven by increased restaurant sales as a percentage of total sales as well as increases in mandated minimum wage levels in Washington state. Occupancy costs as a percentage of revenues increased from 5.5% for the sixteen weeks ended July 24, 2000 to 6.1% for the same period ended July 23, 2001, due to an increase in the proportion of leased properties. Depreciation and amortization expense as a percentage of revenues dropped from 2.8% of revenues for the quarter ended July 24, 2000 to 2.1% of revenues for the quarter ended July 23, 2001, due to the elimination of amortization expense pursuant to the adoption of SFAS No. 142.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 23.4% of total revenue in each of the first quarter of 2001 and 2002

NON OPERATING INCOME (EXPENSES). Net non-operating expenses were 1.4% of total revenues in the first quarter of fiscal 2002 compared to 1.9% of total revenues in the comparable period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES. As of July 23, 2001, the Company had cash and equivalents of approximately $982,000 representing a decrease from April 2, 2001 of approximately $159,000. The decrease resulted from cash used to acquire and remodel the new Roseburg Elmer's. Cash used by financing activities was $85,965 primarily from payments on notes payable. Cash used in investing activities was $680,760 principally for the acquisition and remodel of the Roseburg property.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year was the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings, as discussed above. As of July 23, 2001, the Company had outstanding indebtedness of $2.8 million with GE Capital, $2.2 million in real estate debt with Wells Fargo and $1.3 million in convertible notes.

The GE Capital loan was originated in June 2001 with proceeds used to retire (without penalty) approximately $1.55 million in Wells Fargo term debt and $1.25 million in a term loan facility with Eagles View Management. The GE Capital loan fully amortizes over ten years, $1.80 million of the loan has a fixed interest rate of 8.95%. Interest is variable at 385 basis points over 30 day commercial paper (currently approximately 7.4%) on the remaining $1.00 million portion of the note. The variable portion of the note can be fixed (385 basis points above five year treasuries) without penalty within the first two years. In addition, GE Capital has provided the Company with a option for up to $1.5 million of additional financing over the next year on similar terms for the Company's growth purposes. No amounts had been drawn on the $1.5 million facility as of July 23, 2001. The loan is collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. (except for real estate assets).

The remaining Wells Fargo real estate debt has a weighted-average maturity of eight years, bears interest at an average of 8.18%, require monthly payments of principal and interest, and is collateralized by four real estate assets.

The $1.3 million of convertible notes have a remaining maturity of approximately six and a half years, bear interest at 10%, requires monthly interest-only payments, straight line principal amortization into a Company-held sinking fund, and are subordinated to the other Company funded debt. The notes include a convertible feature that permits the holder to convert the principal of the note into common stock at any time at $6.50 per share.

Certain of the Company's debt agreements require compliance with debt covenants. The most restrictive covenants require the Company to maintain a maximum ratio of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 3.25 to 1.0, and a ratio of cash generation (defined as net income before taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. Management believes that the Company is in compliance with
such requirements.                9

Elmer's Restaurants, Inc., like most restaurant businesses, is able to operate with nominal or deficit working capital because sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders.

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

The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding at July 23, 2001, $1,000,000 principal amount was accruing interest at a variable rate of 3.85% over 30 day Commercial Paper. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximate the book value at July 23, 2001.



                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

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


                                                 Elmer's Restaurants, Inc.


                                                 By: /s/ WILLIAM W. SERVICE
                                                     -----------------------
                                                     William W. Service
                                                     Chief Executive Officer





Dated: September 5, 2001