Form 10-Q
period 2001-10-15
ELMERS RESTAURANTS INC
filed 2001-11-30
CIK 771214

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED OCTOBER 15, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            OREGON                                        93-0836824
            ------                                        ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                                  _____________

        11802 S.E. Stark St.
          Portland, Oregon            97216              (503) 252-1485
          ----------------            -----              --------------
(ADDRESS OF PRINCIPAL EXECUTIVE     (ZIP CODE)   (REGISTRANT'S TELEPHONE NUMBER,
             OFFICES)                                  INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

                                  _____________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [_]

Number of shares of Common Stock outstanding at November 29, 2001: 1,960,032
================================================================================

                            ELMER'S RESTAURANTS, INC.
                            -------------------------
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I:  FINANCIAL INFORMATION

     Item 1.     Financial Statements                                         3
                 Condensed Consolidated Balance Sheets,
                     October 15, 2001 (Unaudited) and
                     April 2, 2001

                 Condensed Consolidated Statements of Income,                 4
                     12 and 28 weeks ended October 15, 2001 (Unaudited) and October 16, 2000 (Unaudited)

                 Condensed Consolidated Statements of Cash Flows,             5
                     28 weeks ended October 15, 2001 (Unaudited) and October 16, 2000 (Unaudited)
                 Notes to Condensed Consolidated Financial Statements         6
                     (Unaudited)

     Item 2.     Management's Discussion and Analysis of Financial           6-9
                     Statements (Unaudited)

     Item 3.     Quantitative and Qualitative Disclosures about Market       10
                 Risk

PART II: OTHER INFORMATION AND SIGNATURES



     Item 4.     Submission of Matters to a Vote of Security Holders         10

     Item 5.     Other Information                                           11

     Item 6.     Exhibits and Reports on Form 8-K                            11

                 Signatures                                                  12

                                     ITEM 1

                      ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       October 15, 2001       April 2, 2001
                                                                          -----------          -----------
                                                                          (Unaudited)
                                         ASSETS
Current assets:
  Cash and cash equivalents                                               $   889,823          $ 1,141,016
  Marketable securities                                                       802,901                 --
  Accounts receivable                                                         172,820              337,266
  Notes receivable - related parties, current portion                         302,041              180,213
  Inventories                                                                 407,027              368,059
  Prepaid expenses and other                                                  210,886              237,681
  Income taxes receivable                                                     116,231               61,625
                                                                          -----------          -----------

      Total current assets                                                  2,901,729            2,325,860

  Notes receivable - related parties, net of current portion                  137,907              203,045
  Property, buildings and equipment, net                                    7,857,709            8,441,867
  Intangible assets, net of accumulated amortization of $362,244
  and $241,925                                                              5,332,052            5,280,714
  Other assets                                                                 92,297              122,661
                                                                          -----------          -----------

      Total assets                                                        $16,321,694          $16,374,147
                                                                          ===========          ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, current portion                                          $   259,485          $   569,327
  Accounts payable                                                          1,204,045            1,389,195
  Accrued expenses                                                            191,845              209,821
  Accrued payroll and related taxes                                           575,170              390,825
                                                                          -----------          -----------

      Total current liabilities                                             2,230,545            2,559,168

  Notes payable, net of current portion                                     5,513,248            5,798,769
  Deferred income taxes                                                       772,000              772,000
                                                                          -----------          -----------

      Total liabilities                                                     8,515,793            9,129,937
                                                                          -----------          -----------
Commitments and contingencies

Shareholders' equity
  Common stock, no par value; 10,000,000 shares authorized,
  1,960,032 and 1,962,032 shares issued and outstanding at
  October 15, and April 2, 2001 respectively                                6,861,790            6,871,190
Retained earnings                                                             944,111              373,020
                                                                          -----------          -----------

      Total shareholders' equity                                            7,805,901            7,244,210
                                                                          -----------          -----------


      Total liabilities and shareholders' equity                          $16,321,694          $16,374,147
                                                                          ===========          ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   For the twenty-eight weeks ended               For the twelve weeks ended
                                                  -----------------------------------         -----------------------------------
                                                   October 15,            October 16,         October 15,            October 16,
                                                      2001                   2000                 2001                   2000
                                                  ------------           ------------         ------------           ------------
                                                   (Unaudited)            (Unaudited)          (Unaudited)            (Unaudited)
REVENUES                                          $ 18,461,381           $ 12,689,513         $  8,193,871           $  5,458,374
                                                  ------------           ------------         ------------           ------------

COSTS AND EXPENSES:

  Cost of restaurant sales:
    Food and beverage                                5,250,563              3,549,660            2,331,362              1,506,474
    Labor and related costs                          5,929,603              3,970,968            2,500,926              1,676,977
  Occupancy costs                                    1,134,720                703,875              507,589                305,571
  Depreciation and amortization                        391,888                358,749              173,390                159,512
  Restaurant opening and closing expenses               68,338                 29,967               27,958                 29,967
  General and administrative expenses                4,553,839              2,957,229            2,148,691              1,266,163
                                                  ------------           ------------         ------------           ------------

                                                    17,328,951             11,570,448            7,689,916              4,944,664
                                                  ------------           ------------         ------------           ------------

INCOME FROM OPERATIONS                               1,132,430              1,119,065              503,955                513,710

OTHER INCOME (EXPENSE):

Interest income                                         57,832                 79,142               23,866                 27,548
Interest expense                                      (314,319)              (300,945)            (132,461)              (113,628)
Loss on disposition of assets                           (4,047)                  --                 (4,047)                  --
                                                  ------------           ------------         ------------           ------------

  Income before provision for income taxes             871,896                897,262              391,313                427,630

  Income tax provision                                (300,804)              (309,556)            (135,008)              (148,041)
                                                  ------------           ------------         ------------           ------------

Net Income                                        $    571,092           $    587,706         $    256,305           $    279,589
                                                  ============           ============         ============           ============
PER SHARE DATA:

  Net income per share - Basic                    $       0.29           $       0.32         $       0.13           $       0.15
                                                  ============           ============         ============           ============
  Weighted average number of
  common shares outstanding - Basic                  1,961,646              1,832,032            1,961,646              1,832,032
                                                  ============           ============         ============           ============

  Net income per share - Diluted                  $       0.29           $       0.31         $       0.13           $       0.15
                                                  ------------           ------------         ------------           ------------
  Weighted average number of
  common shares outstanding - Diluted                1,985,659              1,885,588            1,985,659              1,885,588
                                                  ============           ============         ============           ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the twenty eight weeks ended
                                                            ---------------------------------
                                                            October 15,           October 16,
                                                                2001                  2000
                                                            -----------           -----------
                                                            (Unaudited)           (Unaudited)
Cash flows from operating activities:
Net income                                                  $   571,092           $   587,706
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                               391,888               358,749
    Changes in assets and liabilities:
      Current assets                                            152,274                  --
      Other assets                                               30,364              (153,198)
      Accounts payable and accrued expenses                     (18,781)               (5,724)
      Income taxes                                              (54,606)             (248,127)
                                                            -----------           -----------

        Net cash provided by operating activities             1,072,231               539,406
                                                            -----------           -----------

Cash flows from investing activities:
  Net investment in maketable securities                       (802,901)                 --
  Additions to property, buildings and equipment               (720,009)             (835,081)
  Proceeds from sale of assets                                  912,279                  --
  Additions to intangible assets                                (51,340)             (236,521)
  Issuance of note receivable                                   (76,668)                 --
  Principal collected on note receivables                        19,978                  --
                                                            -----------           -----------

        Net cash used in investing activities                  (718,661)           (1,071,602)
                                                            -----------           -----------

Cash flows from financing activities:
  Repurchase of common stock                                     (9,400)                 --
  Issuance of ten year term notes                             2,806,944                  --
  Retirement of term debt                                    (3,224,865)                 --
  Change in revolver balance                                    200,000
  Payments on notes payable                                    (177,442)             (261,875)
                                                            -----------           -----------

        Net cash used in financing activities                  (604,763)              (61,875)
                                                            -----------           -----------

        Net decrease in cash and cash equivalents              (251,193)             (594,071)

Cash and cash equivalents, beginning of period                1,141,016             1,640,210
                                                            -----------           -----------

Cash and cash equivalents, end of period                    $   889,823           $ 1,046,139
                                                            ===========           ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                  $   314,319           $   300,945
                                                            ===========           ===========

  Income taxes                                              $   361,541           $   557,683
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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Management does not believe that adoption of SFAS No. 141 will have a material effect on the condensed consolidated financial statements. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles (those deemed to have indefinite life) will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles are determined to be more than their fair value.

The Company has adopted the provisions of SFAS No. 142 beginning April 3, 2001. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the current period; however, impairment reviews may result in future write-downs. Any impairment losses for goodwill and certain intangibles that arise from the initial application of the SFAS will be reported as a cumulative effect of a change in accounting principle. The Company has not determined the effect of the initial application at this time. Goodwill amortization in the previous comparable 28-week period amounted to $83,300 or $.04 per diluted share.

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

The Company's Gresham, Oregon franchisee exercised their option to purchase the land and building leased from the Company on October 7, 2001. The Company's newest franchised location opened in Woodburn, Oregon in September 2001.

The Company franchises or operates a total of 37 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style, with fireplaces in the dining rooms. The restaurants are primarily freestanding buildings, ranging in size from 4,600 to approximately 9,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas.

The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes, country platters and other popular breakfast items.

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $256,305 and $571,092 or $.13 and $.29 in basic earnings per share for the 12 and 28 week period ended October 15, 2001. These results are compared to reported net income of $279,589 and $587,706, or $.15 and $.32 per share for the 12 and 28 week period ended October 16, 2000. The approximately $23,000 and $17,000 decreases in net income for the 12 and 28 weeks ended October 15, 2001are largely attributable to higher general and administrative expenses, including sharply higher energy costs. The Company's total assets as of October 15, 2001 were $16.3 million, which is a decrease of approximately $52,000 over total assets as of April 2, 2001. In the 28 weeks ended October 15, 2001, working capital increased approximately $904,000 while notes payable (net of current portion) decreased $286,000. Cash provided by operating activities totaled $1,072,231 for the 28 weeks ended October 15, 2001 compared to $539,406 for the 28 weeks ended October 16, 2000. The increase in cash provided from operations is substantially attributable to the timing of quarterly tax payments and to decreases in current and other assets.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 28 weeks ended October 15, 2001 and the 12 and 28 weeks ending October 16, 2000 respectively.

For the 12 and 28 week periods ended October 15, 2001, the Company's net income declined 8% and 3% from net income for the comparable periods in 2000. Net income as a percentage of total revenue decreased from 5.1% and 4.6% for the 12 and 28 week period ended October 16, 2000, to 3.1% for both the 12 and 28 weeks ended October 15, 2001.

                                                        RESULTS OF OPERATIONS         RESULTS OF OPERATIONS
Dollar amounts in thousands except per share data       FOR THE 28 WEEKS ENDED       FOR THE 28 WEEKS ENDED
                                                           OCTOBER 15, 2001             OCTOBER 16, 2000
                                                           ----------------             ----------------
                                                                     Percent of                   Percent of
                                                         Amount       Revenues        Amount       Revenues
                                                         ------       --------        ------       --------
Revenues                                                $18,461        100.0%        $12,690        100.0%
Restaurant costs and expenses                            12,775          69.2          8,613          67.9
General and administrative expenses                       4,554          24.7          2,957          23.3
Operating income                                          1,132           6.1          1,119           8.8
Non operating income (expense)                            (261)         (1.4)          (222)         (1.7)
Net income                                                  571           3.1            588           4.6

Basic earnings per share                                  $0.29                        $0.32

REVENUES. Revenues for the 12 and 28 weeks ended October 15, 2001 were 50.1% and 45.5% greater, respectively, than the comparable period in 2000, reflecting the additional six operating restaurants in the current year. Revenues from same store restaurant operations showed an increase of 1.8% and .5% for the 12 and 28 weeks ended October 15, 2001 over the comparable period in 2000. The company has however, seen a shift to lower margin items.

                                           REVENUES                          REVENUES
Dollar amounts in thousands         FOR THE 28 WEEKS ENDED            FOR THE 28 WEEKS ENDED
                                       OCTOBER 15, 2001                  OCTOBER 16, 2000
                                                  Percent of                        Percent of
                                     Amount         Revenues        Amount           Revenues
                                     ------         --------        ------           --------
Restaurant operations:
Restaurant sales                    $16,060          87.0%         $10,486            82.6%
Lottery                               1,835           9.9            1,786            14.1
                                    -------          ----          -------            ----
                                     17,895          96.9           12,272            96.7

Franchise operations                    566           3.1              418             3.3
                                    -------          ----          -------            ----

Total  revenue                      $18,461         100.0%         $12,690           100.0%
                                    =======         ======         =======           ======

RESTAURANT COSTS AND EXPENSES. Restaurant costs and expenses, which consists of five categories including food, beverage and supply costs, labor and labor related costs, occupancy costs, and depreciation and amortization, and restaurant pre-opening expenses increased to 67.6% and 69.2% of revenue for the 12 and 28 weeks ended October 15, 2001, respectively, compared to 67.4% and 67.9 for the 12 and 28 weeks ended October 16, 2000. Food, beverage and supply costs as a percentage of total revenues were 28.5% and 28.4% for the 12 and 28 weeks ended October 15, 2001 compared to 27.6% and 28.0% for the comparable period in 2000. Labor expenses totaled 30.5% and 32.1% of revenues for the 12 and 28 weeks ended October 15, 2001 compared to 30.7% and 31.3% of revenues for the 12 and 28 weeks ended October 16, 2000. Occupancy costs as a percentage of revenues increased from 5.6% and 5.5% for the 12 and 28 weeks ended October 16, 2000 to 6.2% and 6.1% for the 12 and 28 weeks ended October 15, 2001. Due to the elimination of amortization expense pursuant to the adoption of SFAS No. 142., depreciation and amortization expense as a percentage of revenues dropped from 2.9% and 2.8% for the 12 and 28 weeks ended October 16, 2000 to 2.1% for both the 12 and 28 weeks ended October 15, 2001

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 26.2% and 24.7% of total revenue for the 12 and 28 weeks ended October 15, 2001 compared to 23.2% and 23.3% of revenues in the comparable period in 2000. G&A expense has increased as a result of higher energy costs, implementation costs for a upgraded accounting package and other support costs.

NON-OPERATING EXPENSE. Non-operating expense was 1.4% of total revenues for both the 12 and 28 weeks ended October 15, 2001 compared to 1.6% and 1.7% of total revenues in the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES. As of October 15, 2001, the Company had cash and equivalents of approximately $890,000 representing a decrease from April 2, 2001 of approximately $251,000. The decrease resulted from cash used to acquire and remodel the new Roseburg Elmer's, as well as the investment of excess working capital in marketable securities. Cash used by financing activities was approximately $605,000 including $435,000 used to retire the mortgage on the Gresham property. Cash used in investing activities was approximately $719,000, principally for the acquisition and remodel of the Roseburg property. Proceeds from the sale of the Gresham property were largely offset by investments in marketable securities and notes receivable.

The Company repurchased 2000 shares of its common stock during the quarter. These purchases were made in the NASDAQ market through the Company's broker. The board of directors has authorized the Company to repurchase shares valued, in aggregate, at less than $300,000. This authorization is ongoing and the Company may from time to time make additional purchases.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year was the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of October 15, 2001, the Company had outstanding indebtedness of $2.8 million with GE Capital, $1.7 million in real estate debt with Wells Fargo and $1.3 million in convertible notes.

The GE Capital loan was originated in June 2001 with proceeds used to retire (without penalty) approximately $1.55 million in Wells Fargo term debt and $1.25 million in a term loan facility with Eagles View Management. The GE Capital loan fully amortizes over ten years, $1.80 million of the loan has a fixed interest rate of 8.95%. Interest is variable at 385 basis points over 30 day commercial paper (currently approximately 5.9%) on the remaining $1.00 million portion of the note. The variable portion of the note can be fixed (385 basis points above five-year treasuries) without penalty within the first two years. In addition, GE Capital has provided the Company with an option for up to $1.5 million of additional financing over the next year on similar terms for the Company's growth purposes. No amounts had been drawn on the $1.5 million facility as of October 15, 2001. The loan is collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. (except for real estate assets).

The remaining Wells Fargo real estate debt has a weighted-average maturity of eight years, bears interest at an average of 8.18%, requires monthly payments of principal and interest, and is collateralized by three real estate properties.

The $1.3 million of convertible notes have a remaining maturity of approximately six years, bear interest at 10%, requires monthly interest-only payments, straight line principal amortization into a Company-held sinking fund, and are subordinated to the other Company funded debt. The notes include a convertible feature that permits the holder to convert the principal of the note into common stock at any time at $6.50 per share.

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

The Company invests excess cash beyond its working capital requirements in liquid marketable securities. These securities include corporate and government bond mutual funds focusing on issues with medium and short term maturities. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding at July 23, 2001, $1,000,000 principal amount was accruing interest at a variable rate of 3.85% over 30 day Commercial Paper. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximate the book value at October 15, 2001.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 8, 2001, at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At August 8, 2001, 1,962,032 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

Proposal I:          Election of Directors.
------------------------------------------

The shareholders elected Thomas Connor and Corydon Jensen to the Company's Board of Directors for a three- year term expiring at the year 2004 annual meeting of Shareholder by the votes indicated below.

Thomas Connor     1,580,427 shares in favor    16,925 shares against or withheld
Corydon Jensen    1,580,397 shares in favor    16,925 shares against or withheld

Propoasl II: Approval to increase the number of shares available for
--------------------------------------------------------------------
distribution under the Company's 1999 stock option plan
-------------------------------------------------------

                  1,260,860 shares in favor   115,407 shares against or withheld

Proposal III: Ratification and Approval of Appointment of Moss Adams, LLP as
----------------------------------------------------------------------------
Independent Public Accountants for the fiscal year ended April 2, 2001
----------------------------------------------------------------------

                  1,596,011 shares in favor    1,341 shares against or withheld

Each Director whose term continued after the meeting:

Director                                     Term Expires
William  Service                                 2003
Bruce Davis                                      2002
Richard Williams                                 2002
Donald Woolley                                   2002
Corydon Jensen                                   2004
Thomas Connor                                    2004


ITEM 5. OTHER INFORMATION

In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after May 15, 2002 (45 days prior to the month and date in 2001 corresponding to the date on which the Company mailed its proxy materials for the 2001 annual meeting), proxy voting on that proposal when and if raised at the 2002 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 2002 annual meeting must be received at the principal executive office of the Company no later than May 15, 2002.

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


                                    Elmer's Restaurants, Inc.


                                    By: /s/ WILLIAM W. SERVICE
                                        -------------------------------
                                         William W. Service
                                         Chief Executive Officer



Dated: November 28, 2001

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