Form 10-Q
period 2002-01-07
ELMERS RESTAURANTS INC
filed 2002-02-21
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JANUARY 7, 2002 OR


    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                         COMMISSION FILE NUMBER 0-14837



                            ELMER'S RESTAURANTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          OREGON                                                 93-0836824
-------------------------------                               ----------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


       11802 S.E. Stark St.
        Portland, Oregon              97216                (503) 252-1485
-------------------------------    ----------         -----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE    (ZIP CODE)         (REGISTRANT'S TELEPHONE
            OFFICES)                                NUMBER, INCLUDING AREA CODE)


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

Number of shares of Common Stock outstanding at February 19, 2002: 1,960,032
================================================================================

                            ELMER'S RESTAURANTS, INC.
                            -------------------------

                                      INDEX








                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets, January 7,          3
                  2002 (Unaudited) and April 2, 2001

                  Condensed Consolidated Statements of Income,               4
                  12 and 40 weeks ended January 7, 2002
                  (Unaudited) and January 8, 2001 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows,           5
                  40 weeks ended January 7, 2002 (Unaudited) and
                  January 8, 2001 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements       6
                  (Unaudited)

         Item 2.  Management's Discussion and Analysis of Financial          6-9
                  Statements (Unaudited)

         Item 3.  Quantitative and Qualitative Disclosures about             10
                  Market Risk


PART II: OTHER INFORMATION AND SIGNATURES

         Item 5.  Other Information                                          10

         Item 6.  Exhibits and Reports on Form 8-K                           11

                  Signatures                                                 11

                ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    January 7,       April 2,
                                                       2002            2001
                                                   ------------    ------------
                                                    (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                        $    740,964    $  1,141,016
  Marketable securities                               1,175,064              --
  Accounts receivable                                   257,078         337,266
  Notes receivable - related parties,
    current portion                                     247,729         180,213
  Inventories                                           397,071         368,059
  Prepaid expenses and other                            245,718         237,681
  Income taxes receivable                               111,350          61,625
                                                   ------------    ------------
      Total current assets                            3,174,974       2,325,860

  Notes receivable - related parties,
    net of current portion                              122,745         203,045
  Property, buildings and equipment, net              7,712,113       8,441,867
  Intangible assets, net of accumulated
   amortization of $362,244 and $241,925              5,424,283       5,280,714
  Other assets                                          151,736         122,661
                                                   ------------    ------------
      Total assets                                 $ 16,585,851    $ 16,374,147
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable, current portion                   $    259,485    $    569,327
  Accounts payable                                    1,461,678       1,389,195
  Accrued expenses                                      156,994         209,821
  Accrued payroll and related taxes                     440,830         390,825
                                                   ------------    ------------
      Total current liabilities                       2,318,987       2,559,168

 Notes payable, net of current portion                5,446,020       5,798,769
 Deferred income taxes                                  772,000         772,000
                                                   ------------    ------------
      Total liabilities                               8,537,007       9,129,937
                                                   ------------    ------------
Commitments and contingencies

Shareholders' equity
  Issuance of 10% convertable notes                   6,861,790       6,871,190
  Retained earnings                                   1,187,054         373,020
                                                   ------------    ------------

      Total shareholders' equity                      8,048,844       7,244,210
                                                   ------------    ------------
      Total liabilities and shareholders' equity   $ 16,585,851    $ 16,374,147
                                                   ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                For the forty weeks ended      For the twelve weeks ended
                                              ----------------------------    ----------------------------
                                               January 7,      January 8,      January 7,      January 8,
                                                  2002            2001            2002            2001
                                              ------------    ------------    ------------    ------------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES                                      $ 26,366,999    $ 18,499,018    $  7,905,618    $  5,809,505
                                              ------------    ------------    ------------    ------------
COSTS AND EXPENSES:

  Cost of restaurant sales:
     Food and beverage                           7,489,687       5,152,012       2,239,124       1,602,352
     Labor and related costs                     8,240,943       5,767,459       2,311,340       1,796,491
  Occupancy costs                                1,643,527       1,112,978         508,807         409,103
  Depreciation and amortization                    592,099         529,609         200,211         170,860
  Restaurant opening and closing expenses           68,338         131,746               -         101,779
  General and administrative expenses            6,720,215       4,322,222       2,166,376       1,364,993
                                              ------------    ------------    ------------    ------------
                                                24,754,809      17,016,026       7,425,858       5,445,578
                                              ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                           1,612,190       1,482,992         479,760         363,927

OTHER INCOME (EXPENSE):

  Interest income                                   78,995         103,446          21,163          24,304
  Interest expense                                (442,621)       (434,162)       (128,302)       (133,217)
  Loss on disposition of assets                     (5,764)         22,936          (1,717)         22,936
                                              ------------    ------------    ------------    ------------
  Income before provision for income taxes       1,242,800       1,175,212         370,904         277,950

  Income tax provision                            (428,766)       (405,448)       (127,962)        (95,892)
                                              ------------    ------------    ------------    ------------
Net Income                                    $    814,034    $    769,764    $    242,942    $    182,058
                                              ============    ============    ============    ============
PER SHARE DATA:

  Net income per share - Basic                $       0.42    $       0.42    $       0.12    $       0.10
                                              ============    ============    ============    ============
  Weighted average number of
  common shares outstanding - Basic              1,961,153       1,844,074       1,960,003       1,872,241
                                              ============    ============    ============    ============

Issuance of 10% convertable notes

  Net income per share - Diluted              $       0.41    $       0.41    $       0.12    $       0.10
                                              ------------    ------------    ------------    ------------
  Weighted average number of
  common shares outstanding - Diluted            1,984,203       1,881,914       1,983,686       1,903,965
                                              ============    ============    ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the forty weeks ended
                                                  ----------------------------
                                                   January 7,      January 8,
                                                      2002            2001
                                                  ------------    ------------
                                                   (Unaudited)     (Unaudited)
Cash flows from operating activities:
Net income                                        $    814,034    $    769,764
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                     592,099         529,609
     (Gain) loss on disposition of assets                5,764         (22,936)
  Changes in assets and liabilities:
     Current assets                                     43,139              --
     Other assets                                      (29,075)       (333,163)
     Accounts payable and accrued expenses              69,661         669,625
     Income taxes                                      (49,725)       (311,128)
                                                  ------------    ------------
       Net cash provided by operating activities     1,445,897       1,301,771
                                                  ------------    ------------

Cash flows from investing activities:
  Net investment in maketable securities            (1,175,064)
  Additions to property, buildings and equipment      (774,624)     (1,006,864)
  Business acuisition, net of cash acquired                 --      (1,379,683)
  Proceeds from sale of assets                         906,515              --
  Additions to intangible assets                      (143,569)             --
  Issuance of note receivable                         (110,535)       (200,000)
  Principal collected on note receivables              123,319          11,193
                                                  ------------    ------------
       Net cash used in investing activities        (1,173,958)     (2,575,354)
                                                  ------------    ------------
Cash flows from financing activities:
  Repurchase of common stock                            (9,400)             --
  Issuance of ten year term notes                    2,806,944              --
  Issuance of 10% convertable notes                         --       1,300,000
  Retirement of term debt                           (3,224,865)             --
  Payments on notes payable                           (244,670)       (488,672)
                                                  ------------    ------------
       Net cash used in financing activities          (671,991)        811,328
                                                  ------------    ------------

       Net decrease in cash and cash equivalents      (400,052)       (462,255)

Cash and cash equivalents, beginning of period       1,141,016       1,640,210
                                                  ------------    ------------
Cash and cash equivalents, end of period          $    740,964    $  1,177,955
                                                  ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                        $    442,621    $    434,162
                                                  ============    ============
  Income taxes                                    $    478,491    $    716,576
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

The Company has adopted the provisions of SFAS No. 142 beginning April 3, 2001. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the current period; however, impairment reviews may result in future write-downs. Any impairment losses for goodwill and certain intangibles that arise from the initial application of the SFAS will be reported as a cumulative effect of a change in accounting principle. The Company has not determined the effect of the initial application at this time. Goodwill amortization in the previous comparable 40 week period amounted to $119,000 or $.06 per diluted share.

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

The Company reached a termination agreement with a Montana franchisee in October 2001. The Company has signed a franchise agreement for a new location in Nampa, Idaho. This location is expected to open in April 2002.

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

The menu offers an extensive selection of items for breakfast, lunch and dinner--featuring large portions of high quality, signature "comfort"foods."

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $242,942 and $814,034 or $.12 and $.42 in basic earnings per share for the 12 and 40 week period ended January 7, 2002. These results are compared to reported net income of $182,058 and $769,764, or $.10 and $.42 per share for the 12 and 40 week period ended January 8, 2001. The approximately $61,000 and $44,000 increases in net income for the 12 and 40 weeks ended January 7, 2002 are largely attributable to lower restaurant opening and closing expenses. The Company's total assets as of January 7, 2002 were $16.6 million, which is a increase of approximately $211,000 over total assets as of April 2, 2001. In the 40 weeks ended January 7, 2002, working capital increased approximately $1.1 million while notes payable (net of current portion) decreased $353,000. Cash provided by operating activities totaled $1,445,897 for the 40 weeks ended January 7, 2002 compared to $1,301,771 for the 40 weeks ended January 8, 2001.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 40 weeks ended January 7, 2002 and the 12 and 40 weeks ending January 8, 2001 respectively.

For the 12 and 40 week periods ended January 7, 2002, the Company's net income increased 33% and 6% from the comparable periods in 2001. Net income as a percentage of total revenue decreased from 4.2% for the 40 week period ended January 8, 2001, to 3.1% for the 40 weeks ended January 7, 2002. For both the twelve week periods ended January 7, 2002 and January 8, 2001 net income as a percentage of revenues was 3.1%.

                                RESULTS OF OPERATIONS     RESULTS OF OPERATIONS
Dollar amounts in thousands       FOR THE 40 WEEKS           FOR THE 40 WEEKS
  except per share data         ENDED JANUARY 7, 2002     ENDED JANUARY 8, 2001
                                ---------------------     --------------------
                                           Percent of                Percent of
                                 Amount     Revenues       Amount     Revenues
                                -------     --------      -------     --------
Revenues                        $26,367      100.0%       $18,499      100.0%
Restaurant costs and expenses    18,035       68.4         12,694       68.6
General and administrative
  expenses                        6,720       25.5          4,322       23.4
Operating income                  1,612        6.1          1,483        8.0
Non operating income (expense)     (369)      (1.4)          (308)      (1.7)
Net income                          814        3.1            770        4.2

Basic earnings per share          $0.42                     $0.42

REVENUES. Revenues for the 12 and 40 weeks ended January 7, 2002 were 36.1% and 42.5% greater, respectively, than the comparable period in 2001, reflecting the additional seven operating restaurants for most of the current year. Revenues from same store restaurant operations showed an increase of 1.7% and a decrease of 0.6% for the 12 and 40 weeks ended January 7, 2002 over the comparable period in 2001.

Dollar amounts          REVENUES FOR THE 40 WEEKS     REVENUES FOR THE 40 WEEKS
in thousands              ENDED JANUARY 7, 2002         ENDED JANUARY 8, 2001
                          --------------------          --------------------
                                     Percent of                    Percent of
                           Amount     Revenues           Amount     Revenues
                          -------     --------          -------     --------
Restaurant operations:
Restaurant sales          $22,785        86.4%          $15,333        82.9%
Lottery                     2,638        10.0             2,579        13.9
                          -------     --------          -------     --------
                           25,423        96.4            17,912        96.8
Franchise operations          944         3.6               587         3.2
                          -------     --------          -------     --------
Total  revenue            $26,367       100.0%          $18,499       100.0%
                          =======     ========          =======     ========

RESTAURANT COSTS AND EXPENSES. Restaurant costs and expenses, which consists of five categories including food, beverage and supply costs, labor and labor related costs, occupancy costs, and depreciation and amortization, and restaurant opening and closing expenses decreased to 66.5% and 68.4% of revenue for the 12 and 40 weeks ended January 7, 2002, respectively, compared to 70.2% and 68.6% for the 12 and 40 weeks ended January 8, 2001. Food, beverage and supply costs as a percentage of total revenues were 28.3% and 28.4% for the 12 and 40 weeks ended January 7, 2002 compared to 27.6% and 27.9% for the comparable period in 2001. Labor expenses totaled 29.2% and 31.3% of revenues for the 12 and 40 weeks ended January 7, 2002 compared to 30.9% and 31.2% of revenues for the 12 and 40 weeks ended January 8, 2001. Occupancy costs as a percentage of revenues decreased from 7.0% and 6.0% for the 12 and 40 weeks ended January 8, 2001 to 6.4% and 6.2% for the 12 and 40 weeks ended January 7, 2002. Due to the elimination of amortization expense pursuant to the adoption of SFAS No. 142., depreciation and amortization expense as a percentage of revenues dropped from 2.9% for the 12 and 40 weeks ended January 8, 2001 to 2.5% and 2.2% for both the 12 and 40 weeks ended January 7, 2002

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 27.4% and 25.5% of total revenue for the 12 and 40 weeks ended January 7, 2002 compared to 23.5% and 23.4% of revenues in the comparable period in 2001. G&A expense has increased as a result of implementation costs for a upgraded accounting package and other support costs.

NON-OPERATING EXPENSE. Non-operating expense was 1.4% of total revenues for both the 12 and 40 weeks ended January 7, 2002 compared to 1.5% and 1.7% of total revenues in the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES. As of January 7, 2002, the Company had cash and equivalents of approximately $741,000 representing a decrease from April 2, 2001 of approximately $400,000. The decrease resulted from cash used to acquire and remodel the new Roseburg Elmer's, as well as the investment of excess working capital in marketable securities. Cash used by financing activities was approximately $672,000 including $435,000 used to retire the mortgage on the Gresham property. Cash used in investing activities was approximately $1,168,000, principally for investments in marketable securities. Proceeds from the sale of the Gresham property were largely offset by acquisition and remodel of the Roseburg property and notes receivable as well as ordinary capital expenditures.

The Company repurchased 2000 shares of its common stock during the second quarter. These purchases were made in the NASDAQ market through the Company's broker. The board of directors has authorized the Company to repurchase shares valued, in aggregate, at less than $300,000. This authorization is ongoing and the Company may from time to time make additional purchases.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year was the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of January 7, 2002, the Company had outstanding indebtedness of $2.7 million with GE Capital, $1.6 million in real estate debt with Wells Fargo and $1.3 million in convertible notes.

The GE Capital loan was originated in June 2001 with proceeds used to retire (without penalty) approximately $1.55 million in Wells Fargo term debt and $1.25 million in a term loan facility with Eagles View Management. The GE Capital loan fully amortizes over ten years, $1.80 million of the loan has a fixed interest rate of 8.95%. Interest is variable at 385 basis points over 30 day commercial paper (currently approximately 5.9%) on the remaining $1.00 million portion of the note. The variable portion of the note can be fixed (385 basis points above five-year treasuries) without penalty within the first two years. In addition, GE Capital has provided the Company with an option (expiring May 31, 2002) for up to $1.5 million of additional financing on similar terms for the Company's growth purposes. No amounts had been drawn on the $1.5 million facility as of January 7, 2002. The loan is collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. (except for real estate assets).

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

The Company invests excess cash beyond its working capital requirements in liquid marketable securities. These securities include corporate and government bond mutual funds focusing on issues with medium and short term maturities. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. Of the Company's long-term debt outstanding at January 7, 2002, Principal of $967,000 was accruing interest at a variable rate of 3.85% over 30 day Commercial Paper. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximated the book value at January 7, 2002.


                           PART II - OTHER INFORMATION

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


                                           Elmer's Restaurants, Inc.


                                           By: /s/ WILLIAM W. SERVICE
                                               -------------------------
                                               William W. Service
                                               Chief Executive Officer


Dated: February 19, 2002

                                  EXHIBIT INDEX


Exhibit                                                               Sequential
  No.                          Description                             Page No.
-------                        -----------                             --------


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