Form 10-Q/A
period 2002-01-07
ELMERS RESTAURANTS INC
filed 2002-02-21
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

                                INTRODUCTORY NOTE

     This amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q as filed by the Registrant on February 21, 2002, is being filed to amend the Balance Sheet to correct a title error in the common stock caption. The remainder of the document remains as filed.

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
Commitments and contingencies

Shareholders' equity


  Common stock, no par value; 10,000,000
  shares authorized, 1,960,032 and 1,962,032
  shares issued and outstanding at January 7
  2002, and April 2, 2001 respectively.               6,861,790       6,871,190
  Retained earnings                                   1,187,054         373,020
                                                   ------------    ------------


      Total shareholders' equity                      8,048,844       7,244,210
                                                   ------------    ------------
      Total liabilities and shareholders' equity   $ 16,585,851    $ 16,374,147
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