Form 10-K
period 2002-04-01
ELMERS RESTAURANTS INC
filed 2002-06-18
CIK 771214

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED APRIL 1, 2002 OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                                                93-0836824
-------------------------------                               ----------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

 11802 S.E. Stark St.
  Portland, Oregon        97216                          (503) 252-1485
---------------------   ----------               -------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Aggregate market value of Common Stock held by nonaffiliates of the Registrant at June 5, 2002: $8.9 million. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at June 5, 2002: 2,058,034

Document                               Part of Form 10-K into which incorporated
--------                               -----------------------------------------
Proxy Statement for 2002               Part III
Annual Meeting of Shareholders
================================================================================

                                TABLE OF CONTENTS
                                -----------------


Item of Form 10-K                                                           Page
                                                                            ----

PART I....................................................................... 2
     Item 1.  Business....................................................... 2
     Item 2.  Properties..................................................... 9
     Item 3.  Legal Proceedings..............................................10
     Item 4.  Submission of Matters to a Vote of Security Holders............10



PART II......................................................................10
     Item 5.  Market for the Registrant's Common Equity and Related
                Stockholder Matters..........................................10
     Item 6.  Selected Financial Data........................................11
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................12
     Item 8.  Financial Statements and Supplementary Data ...................16
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................16



PART III.....................................................................17
     Item 10. Directors and Executive Officers of the Registrant.............17
     Item 11. Executive Compensation.........................................17
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management...................................................17
     Item 13. Certain Relationships and Related Transactions.................17



PART IV......................................................................17
     Item 14. Exhibits, Financial Statement Schedules,
                and Reports on Form 10-K.....................................17



SIGNATURES...................................................................18

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company, located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "ELMER'S. Breakfast. Lunch. Dinner" and "Mitzel's American Kitchen", and operates delicatessen restaurants under the names "Ashley's Cafe" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company now owns and operates ten Elmer's restaurants, five Mitzel's American Kitchen restaurants and franchises 22 Elmer's restaurants in six western states. The Company reports on a fiscal year, which ends on the Monday nearest March 31st.

BUSINESS SEGMENT

         The Company primarily operates in two business segments: restaurant operations and restaurant franchisor. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for the Company's business segment for fiscal 2002, 2001 and 2000 is contained herein by reference to the Company's consolidated financial statements.

         The ten Company-owned Elmer's restaurants are located in: the Delta Park section of Portland, Beaverton, Hillsboro, Albany and Springfield, Oregon; Palm Springs, California; Boise, Idaho; and Vancouver, Tacoma and Lynnwood, Washington. The Company operates five Mitzel's restaurants, located in Oak Harbor, Kent, Fife, Poulsbo and Everett, Washington. The Company acquired five Ashley's restaurants on February 18, 1999 and opened a sixth in January, 2000. Two Ashley's restaurants are located in Bend, Oregon; two are in Springfield Oregon; one is in Eugene, Oregon; and one is in Redmond, Oregon. The Company acquired four Richard's Deli and Pub restaurants on March 31, 1999. Richard's restaurants are located in Tigard, Aloha and two in Hillsboro, Oregon.

RECENT ACQUISITIONS AND DEVELOPMENTS

         On May 7, 2002 the Company sold three Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon to a buyer who signed 25-year franchise agreements for the three restaurants and agreed to open two new units under a development agreement. This transaction is further described in Note 15 to the financial statements.

         On April 15, 2002 the Company acquired an Elmer's restaurant in Vancouver Washington from franchisee and former board member, Paul Welch. The Company paid total consideration of approximately $250,000 and entered into a long-term occupancy lease with an unaffiliated landlord.

         On April 12, 2001 the Company acquired the Sandpiper Restaurant in Roseburg, Oregon for $164,000 in cash and assumed liabilities. The Company entered into a long-term occupancy lease. The Company has since sold the location and assigned the occupancy lease to the buyer in the May 7, 2002 transaction listed above.

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

         The Company intends to focus future growth primarily through new and existing franchisees, with an emphasis on experienced single and multi-unit operators and locations in the western states where the Company has an established presence. The Company will pursue strategic acquisitions, new restaurant openings and other growth opportunities where they support the Company's strategic focus. From time to time, the Company may refranchise, sell or otherwise dispose of restaurants.

ELMER'S. BREAKFAST. LUNCH. DINNER

         The Company franchises or operates a total of 32 full-service, family-oriented Elmer's restaurants. These restaurants have a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 9,000 square feet with seating capacities ranging from 120 to 220 people. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. 22 of the restaurants have a lounge with seating capacities ranging from 15 to 75 people. The normal hours of operation are from 6 a.m. to 10 or 11 p.m. and to midnight on weekends in some restaurants with lounges.

         Each restaurant offers full service, with a host or hostess to seat guests and handle payments, wait staff to take and serve orders, and additional personnel to clear and reset tables.

         The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes, country platters and other popular breakfast items. Each Elmer's restaurant makes batters and other key menu items from scratch and prepares its fruit sauces with fresh fruits when in season. The lunch menu includes soups made from scratch, salads, hamburgers and hot and cold sandwiches. Guests at dinner may choose from steak, seafood, chicken, and a variety of home-style items such as pot roast and turkey. A special children's menu and a full senior menu is offered in all restaurants.

MITZEL'S AMERICAN KITCHEN

         The Company owns and operates five full-service, family-style restaurants located in the Puget Sound region of Washington State. Home-style comfort food is served in a warm atmosphere with friendly service. Most of the restaurants are decorated in a home-style with fireplaces in the dining areas. They are free standing buildings, ranging in size from 5,400 to 6,250 square feet with seating capacities from 166 to 203 people. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Two of the restaurants have a lounge with a seating capacity of 20 to 30. The normal hours of operation are 6:00 a.m. to 10:00 or 11:00 p.m. and to midnight on weekends in restaurants with lounges.

         Each restaurant offers full service, with a host or hostess to seat guests, wait staff to take and serve orders and handle payments, and additional personnel to clear and reset tables.

         The menu offers an extensive selection of items for breakfast, lunch and dinner. The Mitzel's breakfast menu contains a wide variety of selections from pancakes to schnitzels. The lunch/dinner menu includes soups, hamburgers, sandwiches, steak, seafood, pot roast, chicken and a variety of home-style, fresh rotisserie items such as prime rib and turkey. A special children's menu and a limited senior menu is offered in all restaurants.

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

         The above brands provide a vehicle for market penetration and unit growth, leveraging off the concept of broad appeal, quick-turn meals and emphasis on service. In a typical market, Ashley's restaurants and Richard's Delis and Pubs experience competition from either other moderately-priced, casual dining and walk-through restaurants or economy sandwich outlets. Ashley's and Richard's differentiate themselves from economy deli competitors by their full table and beer and wine service, attentive wait staff, lottery games, entertaining atmosphere, distinctive decor and consistently high-quality meals.

FRANCHISE OPERATIONS

         In addition to the acquisition and development of additional Company operated restaurants, the Company encourages the strategic development of franchised restaurants in its existing markets as well as other western states. The primary criteria considered by the Company in the selection, review and approval of prospective franchisees is the availability of adequate capital and prior experience in operating full-service restaurants. Under a franchise agreement, a franchisor grants to a franchisee the right to operate a business in a manner developed by the franchisor. The franchisee owns the franchised operation independently from the franchisor and, in effect, pays a fee for the right to use the franchisor's name, format, and operational procedures. Franchisees benefit from a common identification, standardized products, and the business reputation and services that a franchisor may provide, such as group advertising, management services, product enhancements, and group buying programs. The franchisee is able to capitalize on a business concept without, in many cases, having to invest substantial capital to develop name recognition, menu items, logos and the like. The franchisor is able to expand its business without having to invest substantial capital in property, buildings and equipment.

         EXISTING FRANCHISEES. The Company's 22 existing franchise agreements generally grant to franchisees the right to operate an Elmer's restaurant in one specific location for 25 years, renewable generally for an additional 25-year period. When they entered into franchising agreements, the existing franchisees paid initial franchise fees of up to $25,000 plus additional fees of up to $10,000 if the restaurant had a lounge serving alcoholic beverages. Franchisees pay monthly franchise royalty fees based on the gross revenues of their restaurants. All but one restaurant must contribute up to one percent of gross revenues to a common advertising pool. From time to time, franchised and Company-owned restaurants have agreed to increase advertising pool contributions to one and one-half percent. The Company may terminate a franchise agreement for several reasons including the franchisee's bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the franchise agreement or operations manual, continued material violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business.

         PROSPECTIVE FRANCHISEES. Prospective new franchisees will generally pay an initial franchise fee of $35,000. Initial franchise fees are generally payable in cash at the execution of the franchise agreement Existing franchisees opening new franchised restaurants may pay a lower initial franchise fee than new franchisees. For new franchisees, the monthly franchise royalty fee is expected to be four percent of the gross revenues of the restaurant, subject to a minimum monthly fee of $750. The standard franchising agreement calls for a monthly advertising contribution equal to one percent of the gross revenues of the restaurant. See "Services to Franchisees" below.

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

         AREA FRANCHISE AGREEMENTS. Under previous management, the Elmer's franchising operation granted exclusive area franchise agreements, whereby independent entities obtained the exclusive rights to develop Elmer's restaurants within their respective areas. All exclusive area franchise agreements have expired or lapsed, except for Clackamas County, Oregon. The area franchise agreements require the area franchisee to share with the Company the initial fees and the franchise royalty fees for each new restaurant in the area. The Company's share of the initial fees ranges from $2,500 to $12,500 per restaurant. There are two restaurants covered by area franchise agreements. Under the area franchise agreements, the Company reserves the right to approve each new restaurant franchisee. The area franchise agreements grant the franchisees the right to use the Company's name in the particular area and preclude the Company from opening Company-owned or franchised restaurants in the areas covered by the agreements. The Company does not intend to enter into similar agreements in the future.

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

         The Company provides each franchisee with specifications for menu items. The Company, however, sells no food items or like products to franchisees, except for certain minor supplies such as gift certificates. The Company coordinates franchisees' purchases to obtain volume discounts. Franchisees bear all cost involved in the operation of their restaurants.

         Periodic on-site inspections and audits are conducted to ensure compliance with Company standards and to aid franchisees in improving their sales and profitability.

COMPANY-OWNED RESTAURANTS

         The Company owns and operates 10 Elmer's restaurants, which it acquired or built from 1984 to 2001, five Ashley's restaurants acquired February 18, 1999, four Richard's Deli and Pub restaurants acquired March 31, 1999, one additional Ashley's unit opened January 3, 2001, and five Mitzel's American Kitchen restaurants purchased December 13, 2000.

         The Company has owned and operated an Elmer's restaurant located in the Delta Park section of Portland, Oregon since January 1984. In August 1986, the Company opened a restaurant in Tacoma, Washington. In January 1987, the Company began operation of a restaurant in Lynnwood, Washington and assumed operation of an Elmer's restaurant in Grants Pass, Oregon. In fiscal 1988, the Company acquired from former franchisees restaurants in Gresham, Albany, and Medford, Oregon; and Boise, Idaho. In fiscal 1989, the Company purchased the land and buildings for the Boise and Gresham restaurants and also purchased, from a former franchisee, an additional restaurant in Hillsboro, Oregon. In May 1989, the Company acquired a franchised Elmer's restaurant in Palm Springs, California. In July 1991, the Company acquired a franchised Elmer's restaurant in Beaverton, Oregon. In November 2000, the Company sold and entered into a long-term franchise agreement and occupancy lease for the Gresham Elmer's restaurant. Also in 2000 the Company purchased the assets and remodeled the Springfield Elmer's restaurant. In April 2001 the Company purchased and remodeled the Roseburg Elmer's restaurant. The Company purchased an Elmer's restaurant located in Vancouver, Washington in April 2002. Of the 10 Elmer's restaurants, seven operate on leased property and three on property owned by the Company.

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

         Five Ashley's restaurants were acquired in a merger with CBW, Inc. on February 18, 1999. One restaurant in Springfield, Oregon was opened in 1994 and the other four were opened in 1995. The four Richard's Delis and Pubs were acquired in a purchase of the outstanding stock of Grass Valley Ltd., Inc. on March 31, 1999. All the restaurants operate on leased property.

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

EMPLOYEES

         As of April 1, 2002, the Company employed 248 persons on a full-time basis, of whom 20 were corporate office personnel and 228 were restaurant personnel. At that date, the Company also employed 547 part-time restaurant and 2 part-time corporate personnel. Of 22 corporate employees, 8 are in upper management positions and the remainder are professional and administrative employees. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good. Most employees, other than management and corporate personnel, are paid on an hourly basis. Many restaurant personnel also receive tips. The Company believes that it provides working conditions and wages that compare favorably with those of its competition.

         Each Company-operated restaurant employs an average of 45 hourly employees, many of whom work part time on various shifts. The management staff of a typical restaurant operated by the Company consists of a general manager, one kitchen manager, one assistant manager and two shift managers. The Company has an incentive compensation program for restaurant managers that provides for quarterly bonuses based upon the achievement of certain defined goals.

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of June 5, 2002, the executive officers and other key personnel of the Company were as set forth below.

Name                           Age              Position
---------------                ---              --------
Bruce Davis                    41               President
William Service                41               Chief Executive Officer
Jerry Scott                    48               Vice President, Operations
Dennis Miller                  53               Secretary


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

KEY PERSONNEL

         Jerry Scott has served as Vice President, Operations since August 1998, and has more than 30 years experience in restaurant operations For more than five years prior to joining the Company, Mr. Scott served as Vice President of Operations for Jaspers Food Management, Inc. He served from November 1994 to November 1995 as Regional Director of Operations of Macheezmo Mouse Restaurants, Inc.

         Dennis Miller has served as Secretary since April 2002 and Corporate Controller since December 2000 when the Company purchased the six Mitzel's Restaurants. Prior to that, and since September 1994, Mr. Miller was Corporate Controller for Mercer Restaurant Services, which owned and managed restaurants in the Puget Sound Area including the Mitzel's Restaurant chain. Prior to joining the restaurant industry, he had over 22 years in hotel finance positions, including 11 years with Westin Hotels.

         TRADEMARKS AND SERVICE MARKS

         The Company believes its trademarks and service marks have significant value and are important to its business. The Company has registered the trademarks and service marks "Elmer's Pancake & Steak House" and "Elmer's Colonial Pancake & Steak House" and the Elmer's logo with the U.S. Patent and Trademark Office. The service mark "Elmer's Breakfast. Lunch. Dinner" has also been registered in certain states. It is the Company's policy to pursue registration of its marks whenever possible and to actively protect its marks against infringement.

         The Company grants to each of its Elmer's restaurant franchisees a nonexclusive right to use the trademarks and service marks in connection with and at each franchise location during the term of the franchise agreement.

ADVERTISING AND MARKETING

         Word-of-mouth advertising, new restaurant openings, and the on-premises sale of promotional products have historically been the primary methods of restaurant advertising. The Company employs an advertising consultant to assist in projecting the Elmer's restaurant concept to the general public in the Western states, primarily through magazines, newspapers, and radio and television commercials. The Company maintains a common advertising pool with its franchisees to advertise Elmer's restaurants. After production costs for the advertising campaign have been paid out of the common pool, the remaining money is used for advertising in the various local areas of the franchised restaurants. The Company-owned Elmer's restaurants and all but one of the franchised restaurants are required to participate by contributing one percent of monthly gross revenues. The Company promotes the Mitzel's restaurants with a frequent guest program and local store marketing initiatives. At the present time, the Company relies principally on word-of-mouth advertising and catering exposure for advertising of Ashley's and Richard's.

         Generally, ongoing consumer research is employed on a limited basis to track attitudes, brand awareness and market share of not only the Company's customers, but also of its major competitors' customers as well. This is vital in creating a better understanding of the Company's short and long term marketing strategies.

COMPETITION

         The restaurant industry is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience, food quality and variety, and is often affected by changes in the tastes and eating habits of the public, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, increases in the number, type and location of competing restaurants, local and national economic conditions affecting spending habits, and by population and traffic patterns. The Company competes for potential franchisees with franchisors of other restaurants, Company-owned restaurants, chains and others. The Company-owned Elmer's restaurants and the franchised Elmer's restaurants compete for customers with restaurants from national and regional chains as well as local establishments. Some of the Company's competitors are much larger than the Company and have greater capital resources that can be devoted to advertising, product development and restaurant development and greater abilities to withstand adverse business conditions. Increased competition, discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets. In general, there is active competition for management personnel, capital and attractive commercial real estate sites suitable for restaurants.

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

ITEM 2.  PROPERTIES

HEADQUARTERS

         The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet. Lease payments totaled approximately $35,000 for fiscal 2002. The lease expires November 30, 2006.

COMPANY-OWNED RESTAURANTS

         COMPANY-OWNED PROPERTIES. The Company owns the real property upon which the following three Company-owned restaurants are located. All of the properties are subject to mortgages in favor of lending institutions.

                                             Approximate Area
         Location                       Site                Restaurant
         --------                       ---------           -------------
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
                                                    Approximate Area
Elmer's Locations                           Restaurant Sq. ft.   Expiration
-----------------                           ------------------   ----------
Grants Pass, Oregon (Sublet - May, 2002)          6,350          December, 2006
Hillsboro, Oregon                                 6,350          January, 2011
Medford, Oregon (Assigned - May, 2002)            6,300          May,  2008
Albany, Oregon                                    5,460          February, 2008
Roseburg, Oregon (Assigned - May, 2002)           8,800          February, 2018
Springfield, Oregon                               9,000          June, 2011
Palm Springs, California                          5,500          April, 2007
Portland, Oregon (Delta Park)                     6,350          July, 2006
Vancouver, Washington (Acquired April, 2002)      5,900          February, 2004
Beaverton, Oregon                                 5,322          August, 2006

Mitzel's Locations
------------------
Everett, Washington                               6,200          December, 2005
Fife, Washington                                  5,900          September, 2004
Kent, Washington                                  5,100          April, 2005
Oak Harbor, Washington                            5,200          April, 2005
Poulsbo, Washington                               6,500          December, 2004

Ashley's Locations
------------------
Bend, Oregon (North)                              1,000          December, 2005
Bend, Oregon (South)                              1,400          August, 2003
Redmond, Oregon                                   1,200          June, 2003
Eugene, Oregon                                    1,700          September, 2003
Springfield, Oregon (Gateway)                       921          January, 2004
Springfield, Oregon (Thurston)                    1,200          June, 2002

Richard's Locations
-------------------
Aloha, Oregon                                     1,727          November, 2002
Hillsboro, Oregon (North)                         1,092          August, 2004
Hillsboro, Oregon (South)                         2,510          June, 2002
Tigard, Oregon                                    1,743          December, 2002

         The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company engages periodically in remodeling and other capital improvement projects designed to expand and improve the efficiency of its facilities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is periodically involved in litigation relating to claims arising in the normal course of business. The Company maintains insurance coverage against potential claims in amounts that it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which could have a material adverse effect on the Company's business or operations

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "ELMS."

         The following table sets forth the high and low reported sales prices of the Common Stock in the NASDAQ SmallCap Market for the fiscal year quarters indicated
                                               Fiscal Year Ended
                                 April 1, 2002                  April 2, 2001
                               ------------------------------------------------
                               High        Low                 High        Low
         1st Quarter           4.86        4.52                5.63        4.30
         2nd Quarter           4.76        4.31                6.13        4.87
         3rd Quarter           5.43        4.40                5.42        4.17
         4th Quarter           5.20        4.33                5.48        4.32

         Although the Common Stock is traded on the NASDAQ SmallCap Market, there is a relatively low trading volume.

         The Company has not paid or declared cash dividends on its Common Stock. In November 1999, the Company declared a five-percent stock dividend, in August 2000 a ten-percent stock dividend and in March 2002 a five-percent stock dividend. The Company intends to retain any future earnings to finance growth and does not presently intend to pay dividends or make distributions in cash other than the payment of cash in lieu of functional shares in connection with stock splits, if any, to the holders of Common Stock. Any future dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, debt covenants or other relevant factors.

         As of May 28, 2002, the Company had 187 shareholders of record. The Company estimates there are approximately 425 beneficial shareholders.

UNREGISTERED SALES OF STOCK

         Sales of unregistered Common Stock made by the Company in the last three fiscal years are as follows:

         The Company issued 130,000 shares as part of the consideration paid for the purchase of the six Mitzel's American Kitchen restaurants in December 2000.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," other financial information included herein, and Elmer's Restaurants, Inc. consolidated financial statements. The selected financial data set forth below for the Company as of April 1, 2002 and April 2, 2001 and for each of the three years in the period ended April 1, 2002 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of March 31, 2000, 1999 and 1998 are derived from the consolidated financial statements not included elsewhere herein.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

                                      April 1,        April 2,       March 31,       March 31,       March 31,
For the fiscal years ended              2002            2001           2000            1999            1998
--------------------------          -----------     -----------     -----------     -----------     -----------
Revenues                            $33,775,648     $25,852,336     $22,179,574     $11,952,728     $ 1,591,293
Net income                            1,065,856         956,006         939,549         290,512         205,270
Net income per share                       0.52            0.48            0.49            0.29            0.22
Total assets                         16,685,283      16,374,147      13,847,208      13,046,684         259,675
Long-term notes payable,
 less current portion                 5,366,050       5,798,769       5,124,130       5,703,539          50,000
Total liabilities                     8,396,191       9,129,937       8,209,004       8,348,029         258,962
Total shareholder's equity            8,289,092       7,244,210       5,638,204       4,698,655             713

         On August 25, 1998, CBW, Inc. ("CBW") acquired a controlling interest in the then outstanding stock of Elmer's. On February 18, 1999, CBW merged with and into Elmer's. These transactions have been accounted for as a purchase of Elmer's by CBW and, accordingly a new basis of accounting, based on fair values, was established for the assets and liabilities of Elmer's. Subsequent to the acquisition on August 25, 1998, the Company's financial statements reflect the combined results of operations and financial position of CBW and Elmer's based on the new basis of accounting for Elmer's and the historical cost basis of CBW. The results of operations for the year ended March 31, 1999 also reflect a minority interest in the earnings of the Company representing the 46.2% separate public ownership in Elmer's from August 25, 1998 through February 17, 1999. The financial position at March 31, 1999 also reflects the acquisition of Grass Valley Ltd. on that date. Prior to August 25, 1998, the financial statements of the Company include only the results of operations, financial position and cash flows of CBW, which began operations on June 16, 1995.

         The following table presents summarized quarterly results.

                         Quarter 1      Quarter 2      Quarter 3      Quarter 4
                        -----------    -----------    -----------    -----------
FISCAL 2002
  Revenues              $10,267,510    $ 8,193,871    $ 7,905,618    $ 7,408,649
  Operating Income          628,475        503,955        479,760        422,191
  Net Income                314,787        256,305        242,942        251,822
  Net Income per share  $      0.15    $      0.13    $      0.12    $      0.12
                        ===========    ===========    ===========    ===========

FISCAL 2001
  Revenues              $ 7,231,139    $ 5,458,374    $ 5,809,505    $ 7,353,318
  Operating Income          605,355        513,710        363,927        386,064
  Net Income                308,117        279,589        182,058        186,242
  Net Income per share  $      0.16    $      0.14    $      0.09    $      0.09
                        ===========    ===========    ===========    ===========

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

CRITICAL ACCOUNTING POLICIES

         The Company's reported results are affected by the application of certain accounting policies that require subjective or complex judgements. These judgements involve estimates that are inherently uncertain and may have a significant impact on our quarterly or annual results of operations and financial condition. Changes in these estimates and judgements could have significant effects on the Company's results of operations and financial condition in future years. We believe the Company's most critical accounting policies cover accounting for long-lived assets - specifically property, buildings and equipment depreciation thereon and the valuation of intangible assets. Additional critical accounting policies govern revenue recognition and accounting for stock options.

Property, Buildings and Equipment
---------------------------------
         When the Company purchases fixed assets, those assets are recorded at cost. However, when the Company acquires an operating restaurant or business, the Company must allocate the purchase price between the fair market value of the tangible assets acquired and any excess to goodwill. The fair market value of restaurant equipment fixtures and furnishings in an operating restaurant is difficult to separate from the going concern value of the restaurant. Most of the value of the equipment is due to the fact that it is in the restaurant and working. The Company values in place equipment with reference to replacement cost, age and condition, and utility in its intended use.

Depreciation
------------
         Property, buildings and equipment are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. Differences between the realized lives and the estimated lives could result in changes to the Company's results from operations in future years, as well as changes in the rate of recurring capital expenditures.

Intangible Assets
-----------------
         The Company reviews the carrying value of the Company's intangible assets for impairment annually in accordance with FAS 142. These tests are primarily based on the cashflow of the underlying business units and the value of those cashflows in the marketplace. Changes in those cashflows or in the "multiples" assigned by the marketplace could result in the impairment of those assets and a subsequent writedown of goodwill.

Revenue Recognition
-------------------
         The Company's revenue is primarily from cash and credit card transactions. As such, restaurant revenue is generally recognized upon receipt of cash or credit cards receipts. Franchise fees based upon a percent of the franchisees gross sales are recognized as the franchisees' sales occur. Revenue from the lottery, which includes traditional ticket based games and video poker games is recorded on a commission basis, that is net of state regulated payouts. Expenses are record using accrual accounting based upon when goods and services are used.

Stock Options
-------------
         The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Based on this methodology the company has not recorded any compensation costs related to its stock options since all options have been issued at an exercise price equal to or greater than the market value of the company's stock at the time of issuance. Included in note 14 of the Company's financial statements is the pro forma effect on the Company's net income and earnings per share if compensation had been determined based on the estimated fair value of the options at the date of grant consistent with the provisions of SFAS No. 123.

HIGHLIGHTS OF HISTORICAL RESULTS

         The Company reported record net income of approximately $1,066,000, or $.52 basic earnings per share for the year ended April 1, 2002, on sales of approximately $33,776,000. The Company reported net income of approximately $956,000, or $.48 per share for the year ended April 2, 2001. For the year ended March 31, 2000, the Company reported net income of approximately $939,500 or $.49 per share.

         During the year ended April 1, 2002, total assets increased approximately $311,000 to $16.7 million. Increases in cash and marketable securities were largely offset by reductions in fixed assets due to the sale of the real estate in Gresham, Oregon to the franchisee. During the year ended April 1, 2002, total shareholders' equity increased approximately $1.1 million to $8.3 million, primarily as a result of current year net income.

COMPARISON OF FISCAL YEAR 2002 RESULTS TO HISTORICAL RESULTS OF OPERATIONS Dollar amounts in thousands except per share data

                                                                   For the Year Ended
                                       --------------------------------------------------------------------------
                                           April 1, 2002             April 2, 2001             March 31, 2000
                                       ----------------------    ----------------------    ----------------------
                                                     Percent of                Percent of                Percent of
                                         Amount      Revenues      Amount      Revenues      Amount      Revenues
                                       ----------    --------    ----------    --------    ----------    --------
Revenue                                $   33,776     100.0%     $   25,852     100.0%     $   22,180     100.0%
Restaurant costs and expenses              23,106      68.4          17,733      68.6          15,260      68.8
General and administrative expenses         8,635      25.6           6,251      24.2           5,023      22.6
Operating income                            2,034       6.0           1,869       7.2           1,897       8.6
Non operating income (expense)               (469)     (1.4)           (425)     (1.6)           (478)     (2.2)
Net income                                  1,066       3.2             956       3.7             940       4.2
Earnings per share                     $      .52                $      .48                $      .49
Weighted average shares outstanding     2,058,955                 1,977,227                 1,923,633

REVENUE

                                                                   For the Year Ended
                                       --------------------------------------------------------------------------
                                           April 1, 2002             April 2, 2001              March 31, 2000
                                       ----------------------    ----------------------    ----------------------
                                                     Percent of                Percent of                Percent of
                                         Amount      Revenues      Amount      Revenues      Amount      Revenues
                                       ----------    --------    ----------    --------    ----------    --------
Restaurant operations:
Restaurant sales                       $   29,147      86.3%     $   21,720      84.0%     $   18,499      83.4%
Lottery                                     3,412      10.1           3,292      12.7           2,906      13.1
                                       ----------    --------    ----------    --------    ----------    --------
                                           32,559      96.4          25,012      99.8          21,405      96.5

Franchise operations                        1,217       3.6             840       3.2             775       3.5
                                       ----------    --------    ----------    --------    ----------    --------
Total revenue                          $   33,776     100.0%     $   25,852     100.0%     $   22,180     100.0%
                                       ==========    ========    ==========    ========    ==========    ========

         REVENUES. Revenues for the year ended April 1, 2002 were 30.7% greater than for the comparable period in 2001 reflecting the operations of the five Mitzel's units for the full year as well as two additional Company-owned Elmer's units. Same restaurant sales decreased 0.4% and franchise and administrative services revenues increased 43.3% due to the sale of two franchise agreements and the administrative services agreement with the Yankee Grills which commenced December, 2000. Lottery revenues, as a percentage of total revenues, fell from 12.7% to 10.1%. Revenues for the year ended April 2, 2001 were 16.6% greater than the comparable period in 2000, driven primarily by the December, 2000 acquisition of the five Mitzel's units.

         RESTAURANT COSTS AND EXPENSES. As a percent of total revenue, food, beverage and supply costs were 28.6% in 2002 compared to 2001 and 2000 of 27.5% and 28.4% respectively. Labor was 31.2% of total revenue in 2002 compared to results in 2001 and 2000 of 31.4% and 31.9% respectively. Occupancy, depreciation, amortization and restaurant opening/closing expenses totaled 8.6% of revenue in 2002 compared to 2001 and results in 2000 of 9.6% and 8.5% respectively. In the first six months of the year, the Company saw a shift in sales to lower margin items, resulting in an increase in food beverage and supply costs as a percentage of revenues. This seems to have stabilized in the second half of the year. The decrease in labor as a percentage of revenue in 2002 over fiscal year 2001 is driven by improved operating efficiencies, partly offset by an increase in minimum wages rates in Washington and California. Washington state minimum wage is now indexed to inflation and will be adjusted annually. The decrease in occupancy, depreciation, amortization and restaurant opening/closing expenses as a percentage of revenues in 2002 over 2001 is primarily due to lower restaurant opening/closing expenses and the cessation of amortization under FAS 142, which the Company adopted in the first quarter of the fiscal year.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 25.6% of total revenue in fiscal 2002 compared 24.2% and 22.6% in fiscal 2001 and 2000 respectively. The increase in general and administrative costs as a percentage of revenues reflects the impact of integration expenses related to the Mitzel's restaurant acquisition and increased marketing expenditures for those restaurants as well as an increase in resources devoted to franchise operations.

         NON OPERATING INCOME (EXPENSES). This primarily reflects net interest expenses that were 1.4% of total revenues in 2002 compared to 1.6% and 2.2% in fiscal 2001 and 2000 respectively. The reduction in net interest expense as a percentage of revenues is primarily the result of increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 1, 2002, the Company had cash and equivalents of approximately $654,000 representing a decrease of approximately $487,000 during the fiscal year. The decrease resulted from cash provided by operations totaling approximately $1.69 million, less cash used in investing activities of approximately $1.12 million and less cash used in financing activities of approximately $1.06 million. Cash used in investing activities includes net additions to available for sale securities of $1.17 million. In addition to the regular replacement of depreciating restaurant assets, cash used in investing activities included the acquisition and subsequent conversion to the Elmer's concept of the Roseburg location. Cash used in financing activities includes early retirement of the mortgage debt on the Gresham property of approximately $435,000, as well as $303,000 contributed to a sinking fund for the Company's convertible debt.

         The Company's primary liquidity needs arise from debt service, operating lease requirements and the funding of capital expenditures. As of April 1, 2002, the Company had outstanding indebtedness of $2.7 million under term loan facilities with GE Capital, $1.7 million in real estate loan facilities with Wells Fargo Bank and $1.3 million in convertible notes issued in a private placement.

         The GE Capital loan was originated in June 2001 with proceeds used to retire (without penalty) approximately $1.55 million in Wells Fargo term debt and $1.25 million in a term loan facility with Eagles View Management. The GE Capital loan fully amortizes over ten years, $1.70 million of the loan has a fixed interest rate of 8.95%. Interest is variable at 385 basis points over 30 day commercial paper (currently approximately 5.6%) on the remaining $1.00 million portion of the note. The variable portion of the note can be fixed (385 basis points above five year treasuries) without penalty within the first two years. The loan is collateralized by substantially all of the assets owned by Elmer's Restaurants, Inc. (except for real estate assets).

         The remaining Wells Fargo real estate debt has a weighted-average maturity of 7.8 years, bears interest at an average of 8.2%, requires monthly payments of principal and interest, and is collateralized by three real estate assets.

         The $1.3 million of convertible notes have a remaining maturity of approximately six years, bear interest at 10%, require monthly interest-only payments, payments into a Company-held sinking fund, and are subordinated to other Company funded debt. The notes include a convertible feature that permits the holder to convert the principal of the note into common stock at any time at $6.19 per share. The Company can redeem the notes after December 1, 2003 by paying a premium of 5% or less depending on the years remaining to maturity.

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

CONTRACTUAL OBLIGATIONS

         The Company makes a range of contractual commitments in the ordinary course of business and in conjunction with the acquisition and sale of restaurants. The following table shows the Company's contractual obligations:

                                         Commitment expiration period
                    Total amount     1 year                                       5 years
                    committed        or less       1-3 years      4-5 years       or more
-------------------------------------------------------------------------------------------
Term debt           $ 4,343,383    $   277,333    $   629,734    $   866,857    $ 2,569,459
Convertible debt      1,300,000                                                   1,300,000
Operating Leases      6,577,654      1,202,994      2,310,424      1,501,209      1,563,027
Guarantees            2,607,900        243,000        537,250        586,950      1,240,700
-------------------------------------------------------------------------------------------
Totals              $14,828,937    $ 1,723,327    $ 3,477,408    $ 2,955,016    $ 6,673,186
                    ===========    ===========    ===========    ===========    ===========

         The covenants to the Company's term debt require the company to maintain certain leverage and cash flow ratios (discusses in detail in the footnotes to the financial statements.) The Company believes it is in compliance with all debt covenants as of the fiscal year ended April 1, 2002, and the Company expects it will continue to be in compliance. However, in the event the company were out of compliance with the debt covenants, the terms of the loan agreements generally provide for the acceleration of repayment.

         The Company has issued promissory notes, convertible at the option of the Holder, into common stock at $6.19 per share. The likelihood of conversion increases with any increase in the market price of the Company's common stock above $6.19.

         The Company has signed long term occupancy leases for all but three of its restaurant locations. These leases are recorded as operating leases, and costs are expensed as they become due.

         Under the terms of lease assignment agreements, the Company has guaranteed certain franchisee occupancy leases five years. In one case the guarantee could be extended for up to 16 years. In all cases these guarantees are in turn, personally guaranteed by the franchisee. In the event the franchisee defaulted on the occupancy lease, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast. Lunch. Dinner(TM) These guarantees are further discussed in
Note 15 of the financial statements.

INFLATION

         Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of April 1, 2002, a significant percentage of the Company's employees were paid wages equal to or based on the state minimum hourly wage rates. Economic growth that would reduce unemployment or make more jobs available in higher paying industries could directly affect the Company's labor costs. The Company believes that inflation has not had a material impact on its results of operations for fiscal 2002, fiscal 2001 or fiscal 2000. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

         Certain statements in this Form 10-K under "Item 1. Business," "Item 7. Management's discussion and analysis of financial condition and results of operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules; and other factors referenced in this Form 10-K.

         The Company holds no financial instruments of any kind for trading purposes. Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt and marketable securities. Of the Company's long-term debt outstanding at April 1, 2002, $951,000 was accruing interest at a variable rate of 3.85% over 30-day commercial paper. The Companies marketable securities are largely invested in mutual funds whose underlying assets are interest paying debt with a maturity of less than five years. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                ($ in thousands)

    Fiscal Year        2003    2004    2005    2006 Thereafter Total  Fair Value
--------------------- ------  ------  ------  ------  ------   ------   ------
Variable rate debt     $73.3   $79.1   $85.0   $92.4  $620.9   $950.7   $950.7
Average interest rate   5.6%    5.6%    5.6%    5.6%    5.6%
(3.85% over 30-day
Commercial Paper)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 17, 2001, the Board of Directors dismissed
PricewaterhouseCoopers LLP as the Company's independent accountants and appointed Moss Adams LLP for the fiscal year ended April 2, 2001. The decision to change accountants was recommended by the Company's Audit Committee and approved by the Board of Directors.

         PricewaterhouseCoopers LLP 's reports on the financial statements for the years ended April 2, 2001 and March 31, 2000 contained no adverse opinion nor disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended April 2, 2001 and March 31, 2000, and during the interim period between April 1, 2000, and April 17, 2001, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction PricewaterhouseCoopers LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company is included under the caption "Election of Directors" in the Company's definitive proxy statement (the "2002 Proxy Statement") for its 2002 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is included under the caption "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is included under the caption "Voting Securities and Principal Shareholders" and "Election of Directors" in the 2002 Proxy Statement incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management is included under the caption "Certain Transactions" in the 2002 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

         The Financial Statements listed in the accompanying index on page F-1 are filed as part of this Report.

(a)(1)   Financial Statements and Schedules                            Page in
                                                                     this Report
                                                                     -----------
Auditors' Reports.........................................................F-1

Consolidated Balance Sheets at April 1, 2002 and April 2, 2001............F-3

Consolidated Statements of Operations for the years ended
April 1, 2002, April 2, 2001 and March 31, 2000...........................F-4

Consolidated Statements of Changes in Shareholders' Equity for
the years ended April 1, 2002, April 2, 2001 and March 31, 2000...........F-5

Consolidated Statements of Cash Flows for the years ended
April 1, 2002, April 2, 2001 and March 31, 2000...........................F-6

Notes to Consolidated Financial Statements................................F-7


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

                                                  Elmer's Restaurants, Inc.

                                                  By: WILLIAM W. SERVICE
                                                      ------------------------
                                                       William W. Service
                                                       Chief Executive Officer
Dated: June 14, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Elmer's Restaurants, Inc., in the capacities and on the dates indicated.

SIGNATURE                       TITLE                        DATE
---------                       -----                        ----

/s/ Bruce N. Davis              Chairman of the Board        June 14, 2002
----------------------          & President
Bruce N. Davis



/s/ William W. Service          Chief Executive Officer      June 14, 2002
----------------------          & Director
William W. Service              (Principal Executive &
                                 Financial Officer)


/s/ Thomas C. Connor            Director                     June 14, 2002
----------------------
Thomas C. Connor



/s/ Corydon H. Jensen           Director                     June 14, 2002
----------------------
Corydon H. Jensen



/s/ Richard Williams            Director                     June 14, 2002
----------------------
Richard Williams



/s/ Donald Woolley              Director                     June 14, 2002
----------------------
Donald Woolley

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Elmer's Restaurants, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Elmer's Restaurants, Inc. and Subsidiaries (the Company) as of April 1, 2002, and April 2, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elmer's Restaurants, Inc. and Subsidiaries as of April 1, 2002, and April 2, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Moss Adams LLP

Portland, Oregon
May 22, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Elmer's Restaurants, Inc.


In our opinion, the consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows for the year ended March 31, 2000 (included in the Elmer's Restaurants, Inc. Form 10-K for the fiscal year ended April 1, 2002) present fairly, in all material respects, the results of operations and cash flows of Elmer's Restaurants, Inc. and Subsidiaries for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Portland, Oregon
May 23, 2000

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         April 1,             April 2,
                                                                           2002                 2001
                                                                       ------------         ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents                                        $    654,211         $  1,141,016
      Marketable securities                                               1,149,171                 --
      Accounts and franchise fees receivable                                315,063              316,529
      Notes receivable - related parties, current portion                   372,712              200,950
      Inventories                                                           411,008              368,059
      Prepaid expenses and other                                            133,424              147,783
      Income taxes receivable                                               114,117               61,625
                                                                       ------------         ------------

                Total current assets                                      3,149,706            2,235,962

Notes receivable - related parties, net of current portion                  203,045                 --
Property, buildings, and equipment, net                                   7,654,097            8,441,867
Goodwill                                                                  4,699,164            4,642,152
Intangible assets                                                           602,709              602,709
Principal debt service account for convertible debt                         305,019                 --
Other assets                                                                274,588              248,412
                                                                       ------------         ------------

                Total assets                                           $ 16,685,283         $ 16,374,147
                                                                       ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable, current portion                                   $    277,333         $    569,327
      Accounts payable                                                    1,483,823            1,389,195
      Accrued expenses                                                      174,120              209,821
      Accrued payroll and related taxes                                     403,141              390,825
                                                                       ------------         ------------

                Total current liabilities                                 2,338,417            2,559,168

      Notes payable, net of current portion                               5,366,050            5,798,769
      Deferred income taxes                                                 691,724              772,000
                                                                       ------------         ------------

                Total liabilities                                         8,396,191            9,129,937
                                                                       ------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
      Common stock, no par value, 10,000,000 shares authorized;
           2,058,034 and 1,962,032 shares issued and oustanding
           at April 1, 2002, and April 2, 2001, respectively              7,371,400            6,871,190
      Retained earnings                                                     929,266              373,020
      Accumulated other comprehensive loss, net of taxes                    (11,574)                --
                                                                       ------------         ------------

                Total shareholders' equity                                8,289,092            7,244,210
                                                                       ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 16,685,283         $ 16,374,147
                                                                       ============         ============

See accompanying notes.               F-3

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                                 For The Years Ended
                                                               ------------------------------------------------------
                                                                  April 1,             April 2,            March 31,
                                                                   2002                 2001                  2000
                                                               ------------         ------------         ------------
REVENUES                                                       $ 33,775,648         $ 25,852,336         $ 22,179,574
                                                               ------------         ------------         ------------

COSTS AND EXPENSES
       Cost of restaurant sales:
          Food and beverage                                       9,672,077            7,121,428            6,298,727
          Labor and related                                      10,526,212            8,126,818            7,082,100
       Occupancy costs                                            2,067,785            1,598,805            1,248,224
       Depreciation and amortization                                786,593              745,744              630,089
       Restaurant opening/closing expenses                           53,382              139,909                 --
       General and administrative expenses                        8,635,218            6,250,576            5,022,965
                                                               ------------         ------------         ------------

               Total costs and expenses                          31,741,267           23,983,280           20,282,105
                                                               ------------         ------------         ------------

INCOME FROM OPERATIONS                                            2,034,381            1,869,056            1,897,469

OTHER INCOME (EXPENSE)
     Interest income                                                109,444              138,845               91,314
     Interest expense                                              (572,210)            (591,311)            (570,334)
     (Loss) gain on disposition of assets                            (5,759)              27,528                1,100
                                                               ------------         ------------         ------------

               Income before provision for income taxes           1,565,856            1,444,118            1,419,549

               Income tax provision                                (500,000)            (488,112)            (480,000)
                                                               ------------         ------------         ------------

NET INCOME                                                     $  1,065,856         $    956,006         $    939,549
                                                               ============         ============         ============

PER SHARE DATA:
     Net income per share - basic                              $       0.52         $       0.48         $       0.49
                                                               ============         ============         ============
     Weighted average number of common
          shares outstanding - basic                              2,058,955            1,977,227            1,923,633
                                                               ============         ============         ============

     Net income per share - diluted                            $       0.51         $       0.48         $       0.48
                                                               ============         ============         ============
     Weighted average number of common
          shares outstanding - diluted                            2,074,073            2,013,832            1,975,444
                                                               ============         ============         ============

See accompanying notes.               F-4

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                                     Retained        Accumulated
                                                            Common Stock              Earnings          Other             Total
                                                   ----------------------------     (Accumulated     Comprehensive    Shareholders'
                                                      Shares           Amount          Deficit)          Loss            Equity
                                                   -----------      -----------      -----------      -----------      -----------
BALANCE, March 31, 1999                              1,586,229      $ 4,746,520      $   (47,865)     $      --        $ 4,698,655
     5% stock dividend
           (November 30, 1999)                          79,319          495,744         (495,744)            --               --
     Net income                                           --               --            939,549             --            939,549
                                                   -----------      -----------      -----------      -----------      -----------


BALANCE, March 31, 2000                              1,665,548        5,242,264          395,940             --          5,638,204
     10% stock dividend
          (August 18, 2000)                            166,484          978,926         (978,926)            --               --
     Issuance of common stock in
          conjunction with acquistion
          of Mitzel's American Kitchen
          restaurants (December 13, 2000)              130,000          650,000             --               --            650,000
     Net income                                           --               --            956,006             --            956,006
                                                   -----------      -----------      -----------      -----------      -----------


BALANCE, April 2, 2001                               1,962,032        6,871,190          373,020             --          7,244,210
     Stock repurchase
          (October 3, 2001)                             (2,000)          (9,400)            --               --             (9,400)
     5% stock dividend
          (March 7, 2002)                               98,002          509,610         (509,610)            --               --
     Comprehensive income:
          Net income                                      --               --          1,065,856             --          1,065,856
          Change in net unrealized loss
               on securities available-for-
               sale, net of taxes                         --               --               --            (11,574)         (11,574)
                                                                                                                       -----------
                    Total comprehensive income            --               --               --               --          1,054,282
                                                   -----------      -----------      -----------      -----------      -----------

BALANCE, April 1, 2002                               2,058,034      $ 7,371,400      $   929,266      $   (11,574)     $ 8,289,092
                                                   ===========      ===========      ===========      ===========      ===========

See accompanying notes.               F-5

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  For the Years Ended
                                                                      ---------------------------------------------
                                                                        April 1,         April 2,        March 31,
                                                                         2002             2001             2000
                                                                      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                      $ 1,065,856      $   956,006      $   939,549
      Adjustments to reconcile net income to net cash
                from operating activities:
           Depreciation and amortization                                  786,593          745,744          630,089
           Deferred income taxes                                          (73,000)         (21,000)          20,000
           Loss (gain) on disposition of assets                             5,759          (27,528)          (1,100)
      Changes in assets and liabilities:
           Accounts and franchise fees receivable, inventories,
                and prepaids                                              (68,806)        (127,282)           5,016
           Other assets                                                   (43,582)         (14,702)          20,942
           Accounts payable                                                94,628           25,141             --
           Accrued expenses                                               (23,385)         550,136          115,473
           Income taxes                                                   (52,492)        (341,395)         387,002
                                                                      -----------      -----------      -----------

                     Net cash from operating activities                 1,691,571        1,719,979        2,142,112
                                                                      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, buildings, and equipment                    (793,520)      (1,142,010)        (527,165)
      Purchases of available-for-sale securities                       (1,476,353)            --               --
      Proceeds from the sale of available-for-sale securities             305,904             --               --
      Business acquisition                                               (128,000)      (1,507,472)            --
      Issuance of notes receivable - related parties                      (75,508)        (275,000)            --
      Principal collected on notes receivable - related parties           148,473           33,742             --
      Proceeds from sale of assets                                        912,938            1,100             --
      Repurchase of common stock                                           (9,400)            --               --
                                                                      -----------      -----------      -----------

                     Net cash from investing activities                (1,115,466)      (2,890,740)        (526,065)
                                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of 10% convertible notes                                 1,300,000             --               --
      Payments on notes payable                                          (760,319)        (628,433)        (579,409)
      Contribution to principal debt service account                     (302,591)            --               --
                                                                      -----------      -----------      -----------

                     Net cash from financing activities                (1,062,910)         671,567         (579,409)
                                                                      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                   (486,805)        (499,194)       1,036,638

CASH AND CASH EQUIVALENTS, beginning of year                            1,141,016        1,640,210          603,572
                                                                      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                $   654,211      $ 1,141,016      $ 1,640,210
                                                                      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION
      Cash paid during the year for:
           Interest                                                   $   572,210      $   591,311      $   582,887
                                                                      ===========      ===========      ===========
           Income taxes                                               $   667,300      $   850,507      $    73,000
                                                                      ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
           TRANSACTIONS
      Sale of property and equipment for notes receivable             $      --        $   142,000      $      --
                                                                      ===========      ===========      ===========
      Shares issued in conjunction with Mitzel's acquisition          $      --        $   650,000      $      --
                                                                      ===========      ===========      ===========
      Stock dividends declared                                        $   509,610      $   988,915      $   495,744
                                                                      ===========      ===========      ===========
      Change in unrealized loss on available-for-sale securities,
           net of taxes                                               $    11,574      $      --        $      --
                                                                      ===========      ===========      ===========
      Note payable issued in conjunction with acquisition of
           certain assets and goodwill of a company                   $    35,606      $      --        $      --
                                                                      ===========      ===========      ===========
      Accrued interest classified as note receivable                  $    10,182      $      --        $      --
                                                                      ===========      ===========      ===========
      Note receivable issued for franchise fee receivable             $    31,500      $      --        $      --
                                                                      ===========      ===========      ===========

See accompanying notes.               F-6

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

ORGANIZATION - As of April 1, 2002, Elmer's Restaurants, Inc., an Oregon corporation, and Subsidiaries (the Company) owned and operated 12 Elmer's Restaurants, six Ashley's Deli restaurants, five Mitzel's American Kitchen restaurants, four Richard's Deli and Pub restaurants, and sells franchises that give franchisees the right to operate under the name Elmer's Breakfast. Lunch. DinnerTM for a specific restaurant or region. Franchises and Company-owned restaurants are located throughout the western United States.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Elmer's Restaurants, Inc. and its wholly-owned subsidiaries, CBW, Inc., CBW Food Company LLC, Grass Valley Ltd., Inc., and Elmer's Pancake & Steak House, Inc. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES - The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

CHANGE IN REPORTING PERIODS - Effective April 1, 2000, the Company changed its quarterly reporting periods from three-month quarters ending on the last day of the third month, to a "4-3-3-3" accounting cycle whereby each quarter ends on the last Monday of the respective quarter. This change in reporting periods does not have a material effect on comparability of the consolidated financial statements. Fiscal year 2002 ended April 1, 2002, and fiscal year 2001 ended April 2, 2001.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable approximated fair value as of April 1, 2002 and April 2, 2001, because of the relatively short maturity of these instruments. The carrying value of notes receivable approximated fair value as of April 1, 2002, and April 2, 2001, based upon interest rates and terms available for similar investments. The carrying value of notes payable approximated fair value as of April 1, 2002, and April 2, 2001, based upon interest rates and terms available for the same or similar loans.

CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all short-term, highly liquid investments, with a maturity of three months or less, to be cash equivalents.

The Company's cash equivalents consist of interest-bearing deposits with major banks and money market accounts. Management routinely reviews these investments in order to limit the amount of credit exposure to any one financial institution.

INVESTMENTS - The Company classifies its marketable securities as "available-for-sale." Securities classified as available-for-sale are carried in the financial statements at fair value based on quoted market prices. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits, marketable securities, and accounts receivable. The Company places its cash deposits with federally insured financial institutions. As of April 1, 2002, the Company's deposits were in excess of the federal insurance limits of $100,000. The Company maintained investment accounts with combined balances of $1,399,465. The funds in these

                                      F-7
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

accounts were invested in mutual funds, corporate bonds, and equity securities. Future changes in market prices may make such investments less valuable. Accounts receivable balances consist primarily of franchise fees receivable, which are deemed fully collectible by the Company.

INVENTORIES - Inventories of food, beverages, and restaurant supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out
(FIFO) method.

PROPERTY, BUILDINGS, AND EQUIPMENT - Property, buildings, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Lives used for calculating depreciation and amortization rates for the principal asset classifications are as follows: buildings - 35 years; automobiles, furniture, fixtures, and equipment - 3 to 7 years; leasehold improvements - life of lease or applicable shorter period. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized. Upon disposal of assets subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in the consolidated statements of income.

RECOVERABILITY OF LONG-LIVED ASSETS - Management of the Company reviews the carrying value of capitalized tangible and intangible assets on a regular basis to reach a judgment concerning possible permanent impairment of value. These reviews consider, among other factors: (1) the net realizable value of each major classification of assets; (2) the cash flow associated with the assets; and (3) significant changes in the extent or manner in which major assets are used. Management believes the carrying value of assets are less than the estimated fair value.

ADVERTISING - Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $318,081, $406,987, and $274,675 for the years ending April 1, 2002, April 2, 2001, and March 31, 2000, respectively. Company-owned and franchise restaurants contribute 1% of gross sales to a common advertising fund maintained by the Company.

DERIVATIVE FINANCIAL INSTRUMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company entered into an interest rate swap agreement with a bank to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The agreement effectively changed the Company's interest rate exposure on the covered portion to a fixed percentage. The interest rate swap agreement expired on March 1, 2002.

REVENUE RECOGNITION - Initial license fees from individual and area franchise sales are recognized as revenue when substantially all of the terms and conditions of the franchise agreement are met. The terms of the franchise agreements are generally 25 years. Continuing franchise fees (based on a percentage of sales) are recognized as revenue each month based on the franchisees' monthly sales activity. Lottery revenues are recognized net of prizes and the State of Oregon's share of proceeds. Net lottery revenues were $3,412,000, $3,292,000, and $2,906,000 for the years ending April 1, 2002, April
2, 2001, and March 31, 2000, respectively.

                                      F-8
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

INCOME TAXES - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Income tax expense is the tax payable for the year, and the change during the year, in net deferred income tax assets and liabilities.

STOCK OPTIONS - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair value based method of accounting for employee stock options and similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. It encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

NET INCOME PER SHARE - Basic earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period, if any. Common equivalent shares, if any, are excluded from the computation when their effect is antidilutive.

All references to share and per share information have been adjusted to give effect to stock dividends.

RECLASSIFICATION - A reclassification has been made to the financial statements for the year ended March 31, 2000, to transfer the fair value of shares issued in the November 30, 1999 5% stock dividend from retained earnings to common stock. The effect of the reclassification was to decrease retained earnings and increase common stock as of March 31, 2000 by $495,744. This reclassification has no effect on previously reported net income or earnings per share.

Certain other amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation. Net income and cash flows were not affected by the reclassifications.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or a written or oral contract, or by legal construction for a contract under the doctrine of promissory estopel. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company does not expect that application of the provisions of this statement will have a material impact on the Company's financial statements.

                                      F-9
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 2001, although earlier application is encouraged. The Company does not expect that application of the provisions of this statement will have a material impact on the Company's financial statements.


NOTE 2  -  MARKETABLE SECURITIES

Cost and fair value of available-for-sale marketable debt and equity securities at April 1, 2002, are as follows:

                                                                           Gross              Gross
                                   Amortized          Unrealized         Unrealized           Fair
                                      Cost               Gain              Losses             Value
                                   ----------         ----------         ----------         ----------
         Mutual funds              $1,251,344         $   13,481         $   36,011         $1,228,814
         Corporate bonds               91,347               --                2,477             88,870
         Equity securities             75,624              7,297              1,140             81,781
                                   ----------         ----------         ----------         ----------

                                   $1,418,315         $   20,778         $   39,628         $1,399,465
                                   ==========         ==========         ==========         ==========

These investments are classified on the balance sheet as follows:

                                                       Marketable           Money
                                                       Securities           Market              Total
                                                       ----------         ----------         ----------
         Marketable securities (current asset)         $1,149,171         $     --           $1,149,171
         Bond sinking fund (noncurrent asset)             250,294             54,725            305,019
                                                       ----------         ----------         ----------

                                                       $1,399,465         $   54,725         $1,454,190
                                                       ==========         ==========         ==========

Net unrealized holding losses on available-for-sale securities in the amount of $18,850 for the year-end April 1, 2002, have been included in accumulated other comprehensive income, net of income taxes of $7,276. For the year ended April 1, 2002, realized losses on sales of available-for-sale securities were $6,857 and are included in other income. There were no marketable securities held by the Company at April 2, 2001.

                                      F-10
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3  -  NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:

                                                                             April 1,           April 2,
                                                                               2002               2001
                                                                            ---------          ---------
         Notes receivable bearing interest at 10.5%, due on
         or before January 1, 2002, secured by a stock pledge
         agreement for 15,000 shares of Elmer's Restaurants
         Inc. common stock                                                  $ 154,889          $  76,199

         Note receivable bearing interest at 8%, due on or
         before October 15, 2002, secured by a franchise
         agreement and restaurant furniture, fixtures, and
         equipment                                                             48,266            115,124

         Note receivable bearing interest at 10%, due on or
         before March 15, 2003, secured by a stock pledge
         agreement for 50,000 shares of Elmer's Restaurants
         Inc. common stock                                                    135,460            191,935

         Notes receivable from franchisees, bearing interest
         from 12% to 14%, due on or before October 2002                        34,097             20,737
                                                                            ---------          ---------

         Total notes receivable - related parties                             372,712            403,995
         Less current portion                                                (372,712)          (200,950)
                                                                            ---------          ---------

         Notes receivable - related parties, net of current portion         $    --            $ 203,045
                                                                            =========          =========

NOTE 4  -  PROPERTY, BUILDINGS, AND EQUIPMENT

                                                                  April 1,             April 2,
                                                                    2002                 2001
                                                                -----------          -----------
         Land                                                   $ 1,686,700          $ 2,246,700
         Buildings                                                1,551,378            1,911,903
         Furniture, fixtures, and equipment                       3,981,618            3,508,920
         Leasehold improvements                                   2,505,232            2,117,301
         Automobiles                                                 55,814               23,409
                                                                -----------          -----------

                                                                  9,780,742            9,808,233
         Less accumulated depreciation and amortization          (2,126,645)          (1,366,366)
                                                                -----------          -----------

                                                                $ 7,654,097          $ 8,441,867
                                                                ===========          ===========

Depreciation expense charged to operations was $786,593, $598,927, and $484,204 for the years ending April 1, 2002, April 2, 2001, and March 31, 2000, respectively.

                                      F-11
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4  -  PROPERTY, BUILDINGS, AND EQUIPMENT - (continued)

In October 2001, the Company's Gresham, Oregon franchise exercised their option to purchase the land and building leased from the Company. Proceeds from the transaction and the carrying value of the assets were $912,938 and $918,697, respectively. The Company recognized a $5,759 loss as a result of this transaction.


NOTE 5  -  INCOME TAXES

The provision for income taxes consisted of current and deferred income tax expense as follows:

                                       April 1,          April 2,           March 31,
                                         2002               2001               2000
                                      ---------          ---------          ---------
         Current:
              Federal                 $ 487,000          $ 419,112          $ 400,000
              State                      86,000             90,000             60,000
                                      ---------          ---------          ---------

                                        573,000            509,112            460,000
         Deferred                       (73,000)           (21,000)            20,000
                                      ---------          ---------          ---------

         Income tax provision         $ 500,000          $ 488,112          $ 480,000
                                      =========          =========          =========

A reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                                        April 1,                      April 2,                      March 31,
                                                          2002                          2001                           2000
                                                 ---------------------         ---------------------         ---------------------
         Federal income tax at                   $ 534,000        34.0%        $ 491,112        34.0%        $ 481,000        34.0%
              statutory rate
         State income taxes, net of
              federal income tax benefit            56,000         3.6            52,000         3.6            56,000         3.9
         Nondeductible expenses                     71,000         4.6            42,000         2.9            28,000         1.9
         Federal income tax credits               (161,000)      (10.2)          (97,000)       (6.7)          (85,000)       (6.0)
                                                 ---------        ----         ---------        ----         ---------        ----

                                                 $ 500,000        32.0%        $ 488,112        33.8%        $ 480,000        33.8%
                                                 =========        ====         =========        ====         =========        ====

Deferred income taxes are the result of provisions in the tax laws that either require or permit certain items of income or expense to be reported for income tax purposes in different periods than they are reported for financial reporting. As of April 1, 2002, and April 2, 2001, the deferred tax liability of $691,724 and $772,000, respectively, primarily represents the difference between the book basis of property, buildings, and equipment and intangibles and the related tax basis of approximately $2,056,000 and $2,270,000, respectively.

                                      F-12
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6  -  NOTES PAYABLE

Notes payable consist of the following:

                                                                        April 1,             April 2,
                                                                         2002                 2001
                                                                      -----------          -----------
         Note payable to financing company, principal and
         interest due monthly at 8.95%, matures July
         2011, secured by all assets of the Company                   $ 1,715,338          $      --

         Note payable to financing company, principal and
         interest due monthly, interest at average weekly
         yield of 30-day Commercial Paper, matures July
         2011, secured by all assets of the Company                       950,676                 --

         Note payable to financial institution, payable in
         monthly principal installments of $34,900 plus
         interest at varying rates, refinanced in June 2001                  --              1,615,150

         Note payable to financial institution, principal and
         interest due monthly at 8.15%, repaid during 2002                   --                444,364

         Note payable to financial institution, principal and
         interest due monthly at 8.18%, matures January
         2011, secured by real estate                                   1,150,590            1,194,538

         Note payable to financial institution, principal and
         interest due monthly at 8.25%, matures February
         2008, secured by real estate                                     526,779              555,335

         Note payable to financing company, interest due
         monthly at 15%, subordinated, refinanced during
         2002                                                                --              1,250,000

         Note payable to individual, principal and interest
         due monthly at 10%, repaid July 2001                                --                  8,709

         Convertible notes payable, interest payable
         monthly at 10%, principal due December 2007
         (Note 7)                                                       1,300,000            1,300,000
                                                                      -----------          -----------

         Total notes payable                                            5,643,383            6,368,096
         Less current portion                                            (277,333)            (569,327)
                                                                      -----------          -----------

         Notes payable, net of current portion                        $ 5,366,050          $ 5,798,769
                                                                      ===========          ===========

Certain notes payable contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive covenants require the Company to maintain a maximum ratio of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 3.25 to 1.0, and a ratio of cash generation (defined as net income before taxes, interest expense, depreciation, and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0.

                                      F-13
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6  -  NOTES PAYABLE - (continued)

Future maturities of notes payable for the following fiscal years are:

         Years ended April 1, 2003                     $  277,333
                              2004                        301,614
                              2005                        328,120
                              2006                        380,194
                              2007                        486,663
                              Thereafter                3,869,459
                                                       ----------
                                                       $5,643,383
                                                       ==========

All interest costs incurred during the years ended April 1, 2002, April 1, 2001, and March 31, 2000, have been expensed during the respective periods.

NOTE 7  -  CONVERTIBLE DEBT

The Company's outstanding convertible debt of $1,300,000 at April 1, 2002, and April 2, 2001, is convertible into shares of the Company's common stock at a price of $6.19 per share. The notes are subject to conversion, in whole but not in part, at any time following May 1, 2001, into unregistered shares of the Company's common stock, at the option of the holder. The notes also contain a call feature whereby the Company may call the notes for call prices designated at a percent of the stated conversion price as follows:

      For the period:                                           Call Price
                                                                ----------

      December 1, 2003 through November 30, 2004                    105%
      December 1, 2004 through November 30, 2005                    103%
      December 1, 2005 through November 30, 2005                    101%
      December 1, 2005 through the maturity date                    100%

Under the terms of the convertible debt notes, the Company is required to make monthly payments (through December 2007) of principal in the amount of $15,476 to a principal debt service account. The balance in the account was $305,019 at April 1, 2002. There was no balance in the account at April 2, 2001.


                                      F-14
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8  -  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities under operating lease agreements. Minimum fiscal year rental commitments for the year ending April 1, 2002, for property, buildings, and equipment with noncancellable terms of more than one year are:

         Years ended April 1, 2003                     $1,202,994
                              2004                      1,192,628
                              2005                      1,117,796
                              2006                        868,496
                              2007                        632,713
                              Thereafter                1,563,027
                                                       ----------
                                                       $6,577,654
                                                       ==========

The leases generally provide for additional rentals based upon a specified percentage of sales and require the Company to pay certain other costs. Rental expense on operating leases amounted to approximately $1,819,032, $1,431,000, and $884,000 for the years ending April 1, 2002, April 2, 2001, and March 31, 2000, respectively.

From time to time the Company is involved in litigation relating to claims arising in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which could have a material adverse effect on the Company's business or operations.

NOTE 9  -  RELATED-PARTY TRANSACTIONS

Jaspers Food Management, Inc. (JFMI), is a privately held restaurant management company. Certain officers and directors hold a majority interest in JFMI. Accounts payable and other liabilities due to the affiliate are due on demand and accrue interest at an annual rate of 10.5% based on the outstanding balance over 28 days. Under the terms of a management services agreement, the affiliate provides substantially all store labor, management, accounting, human resources, training, and other administrative services related to the operation of the six Ashley's Delis and four Richard's Deli and Pub restaurants. Labor and related expenses were $842,000, $930,000, and $903,000 as of April 1, 2002, April 2,
2001, and March 31, 2000, respectively. Amounts outstanding with JFMI are as follows:

                                               April 1,         April 2,
                                                 2002             2001
                                               -------          -------

         Accounts (payable) receivable         $(7,231)         $26,364
                                               =======          =======

                                      F-15
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 10  -  RESTAURANT AND FRANCHISE OPERATIONS

The consolidated results of operations and other selected financial information, from restaurant and franchise operations, are presented after elimination of intercompany transactions:

                                                        April 1,            April 2,            March 31,
                                                          2002                2001                2000
                                                      -----------         -----------         -----------
         Revenues:
              Restaurant operations                   $32,558,606         $25,011,807         $21,404,597
              Franchise operations                      1,217,042             840,529             774,977
                                                      -----------         -----------         -----------

                   Consolidated                       $33,775,648         $25,852,336         $22,179,574
                                                      ===========         ===========         ===========

         Income from operations:
              Restaurant operations                   $ 1,812,031         $ 1,731,667         $ 1,620,632
              Franchise operations                        222,350             137,389             276,837
                                                      -----------         -----------         -----------

                   Consolidated                       $ 2,034,381         $ 1,869,056         $ 1,897,469
                                                      ===========         ===========         ===========

         Capital and intangible expenditures:
              Restaurant operations                   $   945,497         $ 3,206,615         $   493,333
              Franchise operations                         29,035              92,867              33,832
                                                      -----------         -----------         -----------

                   Consolidated                       $   974,532         $ 3,299,482         $   527,165
                                                      ===========         ===========         ===========

         Depreciation and amortization:
              Restaurant operations                   $   739,293         $   692,755         $   561,440
              Franchise operations                         47,300              52,989              68,649
                                                      -----------         -----------         -----------

                   Consolidated                       $   786,593         $   745,744         $   630,089
                                                      ===========         ===========         ===========

         Assets:
              Restaurant operations                   $16,114,277         $15,246,621         $12,495,871
              Franchise operations                        571,006           1,127,526           1,351,337
                                                      -----------         -----------         -----------

                   Consolidated                       $16,685,283         $16,374,147         $13,847,208
                                                      ===========         ===========         ===========

The number of Company-owned stores and operating franchises is as follows:

                                   April 1,   April 2,   March 31,
                                     2002       2001       2000
                                     ----       ----       ----

         Company-owned stores         27         26         21
         Operating franchises         20         19         18

                                      F-16
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11  -  RESTAURANT ACQUISITIONS

ACQUISITION OF ROSEBURG RESTAURANT - On April 12, 2001, the Company executed an asset purchase agreement with Sandpiper Restaurants of Oregon, LLC, acquiring substantially all the assets of the Roseburg, Oregon, restaurant for $128,000 in cash and a promissory note payable to seller for $35,600. The acquisition cost of $164,000 was allocated to the fair market value of the assets acquired ($124,000) and the excess to goodwill ($40,000). The Company converted the restaurant to the Elmer's concept, and opened in June 2001. As further described in Note 15, the Company sold and refranchised this location on May 7, 2002.

ACQUISITION OF SPRINGFIELD RESTAURANT - On August 1, 2000, the Company executed an asset purchase agreement with Hospitality Two LLC, acquiring substantially all the assets of the Springfield, Oregon, restaurant and lounge for $325,000 in cash. The Company converted the restaurant to the Elmer's concept, and opened November of 2000. The acquisition cost of $345,630 was allocated to the fair market value of the assets acquired ($109,110) and the excess to goodwill ($236,520).

ACQUISITION OF MITZEL'S RESTAURANTS - Effective December 13, 2000, the Company executed an asset purchase agreement with the owners of six Mitzel's American Kitchen restaurants, acquiring substantially all the assets of those locations for $975,000 in cash and issuance of 130,000 shares of the Company's restricted common stock. These locations are wholly-owned and operated as a division of the Company. The acquisition was recorded as a purchase and the excess of the acquisition cost over fair value of the tangible assets acquired was allocated to goodwill. The total cost of the acquisition was as follows:

         Cash                                                        $  975,000
         Value of 130,000 shares of common stock issued
              in conjunction with the transactions                      650,000
         Assumed liabilities, closing, and relocation expenses          122,245
         Related legal and other transaction costs                       65,009
                                                                     ----------

                                                                     $1,812,254
                                                                     ==========

The acquisition cost of $1,812,254 was allocated to the fair market value of the assets acquired ($1,024,900) and the excess to goodwill ($787,354).

NOTE 12  -  GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criteria and no changes were considered necessary to the previously recognized intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles (those deemed to have indefinite life) will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles are determined to be more than their fair value.

                                      F-17
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12  -  GOODWILL AND INTANGIBLE ASSETS - (continued)

The Company adopted SFAS No. 142 effective April 3, 2001. The changes in the carrying amount of goodwill and intangible assets for the year ended April 1, 2002, are as follows:

                                              Goodwill          Intangibles
                                             ----------         ----------

         Balance as of April 3, 2001         $4,642,152         $  602,709
         Acquired during the year                57,012               --
                                             ----------         ----------

         Balance as of April 1, 2002         $4,699,164         $  602,709
                                             ==========         ==========

Components of goodwill are tested for impairment in the third quarter. The fair value of the reporting units as estimated using multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) resulted in no impairment of goodwill.

The pro forma effect of adjusted net income, basic and diluted earnings per share are as follows:

                                                           April 1,              April 2,              March 31,
                                                             2002                  2001                  2000
                                                        -------------         -------------         -------------
         Net income:
              Reported net income                       $   1,065,856         $     956,006         $     939,549
              Add back: Goodwill amortization,
                   net of tax                                    --                  97,715                83,259
              Add back: Trademark amortization,
                   net of tax                                    --                  13,300                13,297
                                                        -------------         -------------         -------------

                        Adjusted net income             $   1,065,856         $   1,067,021         $   1,036,105
                                                        =============         =============         =============

         Basic earnings per share:
              Reported net income                       $        0.52         $        0.48         $        0.49
              Add back: Goodwill amortization,
                   net of tax                                    --                    0.05                  0.04
              Add back: Trademark amortization,
                   net of tax                                    --                    0.01                  0.01
                                                        -------------         -------------         -------------

                        Adjusted net income             $        0.52         $        0.54         $        0.54
                                                        =============         =============         =============

         Diluted earnings per share
              Reported net income                       $        0.51         $        0.48         $        0.48
              Add back: Goodwill amortization,
                   net of tax                                    --                    0.05                  0.04
              Add back: Trademark amortization,
                   net of tax                                    --                    0.01                  0.01
                                                        -------------         -------------         -------------

                        Adjusted net income             $        0.51         $        0.54         $        0.53
                                                        =============         =============         =============

All net income and per share amounts have been adjusted to reflect the March 7, 2002, 5% stock dividend.

                                      F-18
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13  -  EMPLOYEE BENEFIT PLAN

The Company formed a 401(k) profit sharing plan on April 1, 2000, whereby eligible employees may contribute up to 20% of their regular earnings. Employees are eligible to participate after one year of half-time employment with the Company and attainment of 21 years of age. The plan provides that the Company can also make matching and other contributions to the plan. The Company contributed $44,385 and $29,200 to the plan for the years ended April 1, 2002, and April 2, 2001, respectively.

NOTE 14  -  STOCK OPTIONS

The Board of Directors adopted the 1999 Stock Option Plan (the Plan) in February 1999 which provides for the award of incentive stock options to key employees and the award of nonqualified stock options to employee and nonemployee directors. Under the terms of the Plan, the exercise price of the options are determined as the fair market value based on trading values of the Company's common stock at the time the option is granted. Under the Plan, 546,000 shares of common stock are authorized for issuance. Options are exercisable upon vesting. Options generally vest 20% annually and expire 10 to 15 years after the date of grant.

A summary of the Company's stock options and changes during the years ended April 1, 2002, April 2, 2001, and March 31, 2000, is presented below:

                                                          Weighted-
                                                           Average
                                          Options          Exercise
                                        Outstanding         Price
                                         --------          --------

         Balance, March 31, 1999          197,072          $   3.91
         Options granted                  189,420              5.12
         Options cancelled                (18,191)             3.91
                                          -------

         Balance, March 31, 2000          368,301              4.54
         Options granted                   94,500              4.69
         Options cancelled                (21,945)             4.44
                                          -------

         Balance, April 2, 2001           440,856              4.58
         Options granted                    8,400              4.76
         Options cancelled                (37,869)             4.44
                                          -------

         Balance, April 1, 2002           411,387          $   4.59
                                         ========          ========

                                      F-19
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14  -  STOCK OPTIONS - (continued)

The following table summarizes information on stock options outstanding as of April 1, 2002:


                                                        Weighted-       -------------------------
                                                         Average         Weighted-       Weighted-
                                                        Remaining         Average         Average
        Exercise       Number       Contractual         Exercise           Number         Exercise
          Price      Outstanding    Life - Years         Price          Exercisable        Price
         -------     -----------    ------------        -------         -----------       -------
         $  3.92       148,565          9.74            $  3.92            89,139         $  3.92
            4.52        57,750          8.70               4.52            30,450            4.52
            4.76         8,400         14.92               4.76              --              4.76
            5.00        25,725         10.52               5.00             5,145            5.00
            5.09        49,671          8.81               5.09            23,334            5.09
            5.15       121,276         12.05               5.15           121,276            5.15

There were 134,613 shares of common stock reserved for the grant of stock options under the Plan at April 1, 2002.

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

                                                    April 1,            April 2,            March 31,
                                                      2002                2001                 2000
                                                 -------------         -----------         -----------
         Net income - as reported                $   1,065,856         $   956,006         $   939,549
         Net income - pro forma                  $     905,671         $   798,951         $   652,404

         Diluted earnings per share - as
              reported                           $        0.51         $      0.48         $      0.48
         Diluted earnings per share -
              pro forma                          $        0.44         $      0.40         $      0.33

                                      F-20
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14  -  STOCK OPTIONS - (continued)

For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         April 1,    April 2,    March 31,
                                           2002        2001        2000
                                         --------    --------    --------

         Risk-free interest rate            5.28%        5.5%        6.0%
         Expected life                   10 years    10 years    10 years
         Expected volatility                  20%         26%         26%
         Expected dividend yield               0%          0%          0%


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The granting of additional stock options in future years is anticipated.

NOTE 15  -  SUBSEQUENT EVENTS

Effective May 7, 2002, the Company executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the Buyer), refranchising three of the Company's Elmer's restaurants located in Grants Pass, Medford, and Roseburg, Oregon. The Company has sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer has signed 25-year franchise agreements for each location and will operate the locations under the Elmer's Breakfast. Lunch. DinnerTM name.

The Buyer has also signed a development agreement to open two additional restaurants within seven years. The Buyer expects to open the first restaurant before December 2002.

As a result of this transaction, the Company will report a one-time gain of approximately $475,000 (net of tax effect) in the Company's first quarter ending July 22, 2002.

The Company has agreed to provide a limited amount of seller financing. The Company accepted a $270,000 note bearing interest at 9% per year, payable in 84 equal monthly payments; an approximately $79,500 note bearing interest at 9%, payable in 24 equal monthly payments; and an approximately $106,000 inventory note bearing interest at 12% and due in 90 days.

The Company has assigned its rights and obligations under the occupancy leases for the Medford and Roseburg locations. The Company remains a guarantor of the Medford lease until April 2007. The Company's guarantee of the Roseburg lease could extend until 2018 if the Buyer exercises its options in 2003, 2008, and 2013. The Company has subleased the Grants Pass location to the Buyer for five years under substantially the same terms and conditions as the underlying lease. Provided all parties are in good standing under the lease at the end of the sublease, the Grants Pass landlord has agreed to lease directly to the Buyer under substantially similar terms.

In an unrelated transaction, the Company has acquired an Elmer's restaurant located in Vancouver, Washington, from a franchisee and former Board member, for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location, and will continue to operate the location as an Elmer's restaurant. The Company expects to spend approximately $100,000 on renovating this location.

                                      F-21
--------------------------------------------------------------------------------