Form 10-K/A
period 2002-04-01
ELMERS RESTAURANTS INC
filed 2002-06-19
CIK 771214

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

Number of shares of Common Stock outstanding at June 5, 2002: 2,058,034

Document                               Part of Form 10-K into which incorporated
--------                               -----------------------------------------
Proxy Statement for 2002               Part III
Annual Meeting of Shareholders
================================================================================

                                INTRODUCTORY NOTE

     This amendment No. 1 to the Registrant's Annual Report on Form 10-K as filed by the Registrant on June 18, 2002, is being filed to amend the Balance Sheet and Statements of Cash Flows to correct typographical errors. The affected items are: Notes receivable - related parties, net of current portion on the Balance Sheet and on the Statement of Cash Flows -Accounts payable, Proceeds from sale of assets, and Issuance of convertible notes. The remainder of the document remains as filed.

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



PricewaterhouseCoopers LLP


Portland, Oregon
May 23, 2000

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         April 1,             April 2,
                                                                           2002                 2001
                                                                       ------------         ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents                                        $    654,211         $  1,141,016
      Marketable securities                                               1,149,171                 --
      Accounts and franchise fees receivable                                315,063              316,529
      Notes receivable - related parties, current portion                   372,712              200,950
      Inventories                                                           411,008              368,059
      Prepaid expenses and other                                            133,424              147,783
      Income taxes receivable                                               114,117               61,625
                                                                       ------------         ------------

                Total current assets                                      3,149,706            2,235,962

Notes receivable - related parties, net of current portion                     --                203,045
Property, buildings, and equipment, net                                   7,654,097            8,441,867
Goodwill                                                                  4,699,164            4,642,152
Intangible assets                                                           602,709              602,709
Principal debt service account for convertible debt                         305,019                 --
Other assets                                                                274,588              248,412
                                                                       ------------         ------------

                Total assets                                           $ 16,685,283         $ 16,374,147
                                                                       ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable, current portion                                   $    277,333         $    569,327
      Accounts payable                                                    1,483,823            1,389,195
      Accrued expenses                                                      174,120              209,821
      Accrued payroll and related taxes                                     403,141              390,825
                                                                       ------------         ------------

                Total current liabilities                                 2,338,417            2,559,168

      Notes payable, net of current portion                               5,366,050            5,798,769
      Deferred income taxes                                                 691,724              772,000
                                                                       ------------         ------------

                Total liabilities                                         8,396,191            9,129,937
                                                                       ------------         ------------
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
                                                   ===========      ===========      ===========      ===========      ===========

See accompanying notes.               F-5

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  For the Years Ended
                                                                      ---------------------------------------------
                                                                        April 1,         April 2,        March 31,
                                                                         2002             2001             2000
                                                                      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                      $ 1,065,856      $   956,006      $   939,549
      Adjustments to reconcile net income to net cash
                from operating activities:
           Depreciation and amortization                                  786,593          745,744          630,089
           Deferred income taxes                                          (73,000)         (21,000)          20,000
           Loss (gain) on disposition of assets                             5,759          (27,528)          (1,100)
      Changes in assets and liabilities:
           Accounts and franchise fees receivable, inventories,
                and prepaids                                              (68,806)        (127,282)           5,016
           Other assets                                                   (43,582)         (14,702)          20,942
           Accounts payable                                                94,628             --             25,141
           Accrued expenses                                               (23,385)         550,136          115,473
           Income taxes                                                   (52,492)        (341,395)         387,002
                                                                      -----------      -----------      -----------

                     Net cash from operating activities                 1,691,571        1,719,979        2,142,112
                                                                      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, buildings, and equipment                    (793,520)      (1,142,010)        (527,165)
      Purchases of available-for-sale securities                       (1,476,353)            --               --
      Proceeds from the sale of available-for-sale securities             305,904             --               --
      Business acquisition                                               (128,000)      (1,507,472)            --
      Issuance of notes receivable - related parties                      (75,508)        (275,000)            --
      Principal collected on notes receivable - related parties           148,473           33,742             --
      Proceeds from sale of assets                                        912,938             --              1,100
      Repurchase of common stock                                           (9,400)            --               --
                                                                      -----------      -----------      -----------

                     Net cash from investing activities                (1,115,466)      (2,890,740)        (526,065)
                                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of 10% convertible notes                                      --          1,300,000             --
      Payments on notes payable                                          (760,319)        (628,433)        (579,409)
      Contribution to principal debt service account                     (302,591)            --               --
                                                                      -----------      -----------      -----------

                     Net cash from financing activities                (1,062,910)         671,567         (579,409)
                                                                      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                   (486,805)        (499,194)       1,036,638

CASH AND CASH EQUIVALENTS, beginning of year                            1,141,016        1,640,210          603,572
                                                                      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                $   654,211      $ 1,141,016      $ 1,640,210
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