Form 10-Q
period 2002-07-22
ELMERS RESTAURANTS INC
filed 2002-09-05
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JULY 22, 2002 OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of Common Stock outstanding at September 3, 2002: 2,041,779

================================================================================

                            ELMER'S RESTAURANTS, INC.
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                       3
                  Condensed Consolidated Balance Sheets,
                      July 22, 2002 (Unaudited) and
                      April 1, 2002

                  Condensed Consolidated Statements of Operations,           4
                      Sixteen weeks ended July 22, 2002 and July 23, 2001 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows,           5
                   Sixteen weeks ended July 22, 2002 and July 23, 2001
                      (Unaudited)

                  Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of Financial          8
                      Statements

         Item 3.  Quantitative and Qualitative Disclosures about Market     12
                  Risk

PART II: OTHER INFORMATION AND SIGNATURES

         Item 5.  Other Information                                         12

         Item 6.  Exhibits and Reports on Form 8-K                          12

                  Signatures                                                13

                                       Item 1

                     ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   July 22, 2002        April 1, 2002
                                                                    ------------         ------------
                                                                     (Unaudited)           (Audited)
                                       ASSETS
Current assets:
  Cash and cash equivalents                                         $    728,662         $    654,211
  Marketable securities                                                1,208,558            1,149,171
  Accounts receivable                                                    268,021              315,063
  Notes receivable - related parties, current portion                    350,092              372,712
  Inventories                                                            370,691              411,008
  Prepaid expenses and other                                             467,488              133,424
  Income taxes receivable                                                   --                114,117
                                                                    ------------         ------------
      Total current assets                                             3,393,512            3,149,706

  Notes receivable - related parties, net of current portion             264,732                 --
  Property, buildings and equipment, net                               7,214,053            7,654,097
  Goodwill                                                             4,873,121            4,699,164
  Intangible assets                                                      602,709              602,709
  Principal debt service account for convertible debt                    147,024              305,019
  Other assets                                                           330,417              274,588
                                                                    ------------         ------------
      Total assets                                                  $ 16,825,568         $ 16,685,283
                                                                    ============         ============



                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable, current portion                                    $    285,460         $    277,333
  Accounts payable                                                     1,208,506            1,483,823
  Accrued expenses                                                       292,333              174,120
  Accrued payroll and related taxes                                      442,184              403,141
  Accrued income tax                                                     201,376
                                                                    ------------         ------------
      Total current liabilities                                        2,429,859            2,338,417

  Notes payable, net of current portion                                4,700,737            5,366,050
  Deferred income taxes                                                  692,858              691,724
                                                                    ------------         ------------
      Total liabilities                                                7,823,454            8,396,191
                                                                    ------------         ------------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value; 10,000,000 shares
  authorized, 2,058,034 shares issued and outstanding                  7,371,400            7,371,400
  Retained earnings                                                    1,642,348              929,266
  Accumulated other comprehensive loss, net of taxes                     (11,634)             (11,574)
                                                                    ------------         ------------
      Total shareholders' equity                                       9,002,114            8,289,092
                                                                    ------------         ------------
      Total liabilities and shareholders' equity                    $ 16,825,568         $ 16,685,283
                                                                    ============         ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the sixteen weeks ended
                                                     -----------------------------
                                                       July 22,         July 23,
                                                         2002             2001
                                                     ------------     ------------
                                                      (Unaudited)      (Unaudited)
REVENUES                                             $  9,438,069     $ 10,267,510
                                                     ------------     ------------
COSTS AND EXPENSES:

Cost of restaurant sales:
  Food and beverage                                     2,649,753        2,919,201
  Labor and related costs                               3,421,296        3,726,331
  Restaurant operating costs                            1,271,637        1,392,942
  Occupancy costs                                         612,559          636,055
  Depreciation and amortization                           221,032          218,498
  Restaurant opening and closing expenses                   9,717           40,380
General and administrative expenses                       687,328          705,628
                                                     ------------     ------------
                                                        8,873,322        9,639,035
                                                     ------------     ------------
INCOME FROM OPERATIONS                                    564,747          628,475

OTHER INCOME (EXPENSE):

Interest income                                            72,347           33,966
Interest expense                                         (134,151)        (181,858)
Loss on debt extinguishment                               (97,500)
Loss on sale of marketable securities                     (55,934)
Net gain on disposition of property                       739,166
                                                     ------------     ------------
  Income before provision for income taxes              1,088,675          480,583

  Income tax provision                                   (375,593)        (165,796)
                                                     ------------     ------------
Net Income                                              $ 713,082        $ 314,787
                                                     ============     ============

PER SHARE DATA:

  Net income per share - Basic                             $ 0.35           $ 0.15
                                                     ============     ============
  Weighted average number of
  common shares outstanding - Basic                     2,058,003        2,060,103
                                                     ============     ============

  Net income per share - Diluted                           $ 0.32           $ 0.15
                                                     ============     ============
  Weighted average number of
  common shares outstanding - Diluted                   2,229,839        2,087,397
                                                     ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the sixteen weeks ended
                                                             -----------------------------
                                                               July 22,         July 23,
                                                                 2002             2001
                                                             ------------     ------------
                                                              (Unaudited)      (Unaudited)
Cash flows from operating activities:
 Net income                                                  $    713,082     $    314,787
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                  221,032          218,498
   Net gain on disposition of property                           (739,166)
   Loss on sale of marketable securities                           55,934
   Loss on debt extinguishment                                     97,500
   Prepaid expenses and other                                           0
   Changes in assets and liabilities:
    Current assets                                               (202,380)         (80,388)
    Other assets                                                  102,166          (57,561)
    Accounts payable and accrued expenses                        (141,143)         173,485
    Income taxes                                                  316,627           39,386
                                                             ------------     ------------
      Net cash provided by operating activities                   423,652          608,207
                                                             ------------     ------------

Cash flows from investing activities:
 Acquisitions of  property, buildings and  equipment             (301,913)        (588,147)
 Restaurant acquisitions                                         (314,263)
 Proceeds from restaurant dispositions                          1,303,176
 Purchased goodwill                                                                 (40,730)
 Net purchases of available for sale securities                  (115,381)
 Issuance of note receivable                                     (129,488)         (74,620)
 Principal collected on note receivables                           37,893           22,737
                                                             ------------     ------------
      Net cash provided by (used in) investing activities         480,024         (680,760)
                                                             ------------     ------------
Cash flows from financing activities:
 Repurchase of convertible notes                                 (747,500)
 Issuance of ten year term notes                                                  2,806,944
 Retirement of term debt                                                         (2,789,231)
 Payments on notes payable                                        (81,725)        (103,678)
                                                             ------------     ------------
      Net cash used in financing activities                      (829,225)         (85,965)
                                                             ------------     ------------
      Net change in cash and cash equivalents                      74,451         (158,518)

Cash and cash equivalents, beginning of period                    654,211        1,141,016
                                                             ------------     ------------
Cash and cash equivalents, end of period                     $    728,662     $    982,498
                                                             ============     ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                   $    134,151     $    181,858
                                                             ============     ============
  Income taxes                                               $     60,100     $    126,410
                                                             ============     ============
Supplemental disclosures of non cash transactions:
 Sale of property and equipment for notes receivable         $    455,631
                                                             ============
 Forgiveness of notes receivable as partial consideration
 for purchase of property, equipment and goodwill            $    175,625
                                                             ============
 Notes payable issued or assumed in conjunction with
 acquisition of certain restaurants                          $     74,538
                                                             ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all the information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended April 1, 2002. Operating results reflected in the interim consolidated financial statements are not necessarily indicative of the results that may be expected for the year ended March 31, 2003.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiaries, and their results of operations and cash flows.

The Company has included additional detail in the Statement of Operations. Restaurant operating expenses are now broken out on a separate line. These costs include such items as advertising, repairs and maintenance and credit card discounts. Historically, most of these items have been included under general and administrative. All information presented herein has been reclassified to conform to the new format. The Company believes that this new format will substantially improve comparability between the Company and its peers.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criteria and no changes were considered necessary to the previously regorded intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles (those deemed to have an indefinate life) will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles are determined to be more than their fair value. The Company's intangible assets were tested for impairment in the third quarter of the fiscal year ended April 1, 2002 and no impairment was found.

Using the early application provision of SFAS No. 142 the Company adopted the provisions of SFAS No. 142 beginning April 3, 2001. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill.

All net income per share amounts and weighted average number of common shares outstanding have been retroactively adjusted to reflect a 5% stock dividend, which had a record date in March 2002.

RECENT TRANSACTIONS

Sale of Southern Oregon Elmer's.
--------------------------------
As previously reported on the Company's Form 8-K filed on May 17, 2002, effective May 7, 2002 Elmer's Restaurants, Inc. (the "Company") executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the "Buyer"), refranchising three of the Company's Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon. The Company sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer has signed 25-year franchise agreements for each location and will operate the locations under the Elmer's Breakfast. Lunch. Dinner.(TM) name.

The Buyer has signed a development agreement to open an additional two units within five years. Conversion of the first unit, in Klamath Falls, Oregon, has begun and it is expected to open in early November 2002.

The principals of Southern Oregon Elmer's LLC, Robert Brutke and David Thomason, have substantial industry experience. They are both past-presidents of the Oregon Restaurant Association, Mr. Thomason operates a 10-unit Carl's Jr. franchise from Carl Karcher Enterprises and Mr. Brutke has operated a number of independent concepts in the southern Oregon market, including Brutke's Wagon Wheel in Roseburg, Oregon.

As a result of this transaction, the Company posted a one-time gain of approximately $504,000 or 25 cents per share, (net of tax effect) in the quarter ending July 22, 2002. For the year ended April 1, 2002, revenues from the three restaurants were $5.07 million, contributing $332,000 in earnings before taxes and interest expense. If these three restaurants had been franchised during the year ended April 1, 2002, pro forma franchise fee income would have been approximately $245,000.

The Company agreed to provide a limited amount of seller financing. The Company holds a $270,000 note bearing interest at 9% per year payable in 84 equal monthly payments; an approximately $79,500 note bearing interest at 9% payable in 24 equal monthly payments; an approximately $106,000 inventory note bearing interest at 12% and due in 90 days. To assist with the development of the Klamath Falls restaurant, the Company has granted an extension of the inventory note, which is now due in full by October 22, 2002.

In valuing the restaurants, the Company considered discounted historical cash flows, future capital spending requirements, as well as the impact on the Company's franchise program. The Company believes the consideration paid to be fair, from a financial point of view, to the Company's shareholders. The franchise agreements with the Buyer are comparable to other recent Company franchise agreements.

The Company has assigned its rights and obligations under the occupancy leases for the Medford and Roseburg locations. The Company remains a guarantor of the Medford lease until April 2007. The Company's guarantee of the Roseburg lease could extend until 2018 if the Buyer exercises its options in 2003, 2008 and 2013. The Company has subleased the Grants Pass location to the Buyer for five years under substantially the same terms and conditions as the underlying master lease. Provided all parties are in good standing under the lease at the end of the sublease, the Grants Pass landlord has agreed to lease directly to the Buyer under substantially similar terms.

The Buyer has indemnified the Company against all losses incurred as a result of the Company's obligations as a Guarantor. This indemnification is personally guaranteed by Mssrs. Brutke and Thomason and their spouses. However, in the event of default by the Buyer of the terms of the occupancy leases, and the failure of Mssrs. Brutke and Thomason to make good on their personal guarantees, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast. Lunch. Dinner(TM).

The Buyer's obligations under the franchise agreements, promissory notes, lease assignments and sublease are guaranteed by the Buyer and personally by Mssrs. Brutke and Thomason.

Purchase of Vancouver Washington Elmer's
----------------------------------------
April 15, 2002 the Company acquired an Elmer's restaurant located in Vancouver, Washington from franchisee and former board member, Paul Welch for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location, and will continue to operate the location as an Elmer's restaurant. The purchase price was allocated to the tangible assets of the restaurant.

Relocation of Richard's Deli & Pub
----------------------------------
May 28, 2002 the Company relocated one of two Hillsboro Oregon units to a nearby retail mall. The prior landlord's bankruptcy, combined with the superiority of the new space, made the decision to move compelling. The Company terminated its occupancy lease and recorded a $77,000 loss on the surrender of leasehold improvements. The Company entered into a five-year lease for approximately 4,000 sq. ft. at the new location. This is larger than the operating requirement, therefore the Company has subleased 1,900 sq. ft. of the new space to a non-competing use.

Repurchase of convertible debt
------------------------------
June 28, 2002 the Company repurchased half ($650,000) of its 10% convertible notes, paying a 15% premium over face value. As permitted by the early adoption provisions of SFAS No. 145 - Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, the total premium of $97,500 was recorded as a loss on extinguishment. In addition to reducing the Company's debt, this transaction eliminates the potential obligation to issue up to 105,000 shares of common stock upon conversion and reduces the Company's required balances in the debt service account by half.

Purchase of Cooper's Deli and Pub
---------------------------------
July 1, 2002, the Company acquired three Cooper's Deli units located in Salem Oregon, from Cooper's Inc. The Cooper's units are substantially similar to the Company's existing deli operations. Purchase consideration included $100,000 cash, a $66,500, two-year promissory note, $11,500 assumed liabilities and the forgiveness of a $155,000 promissory note due to the Company. The acquisition cost of $333,000 included $120,000 in tangible assets and $213,000 in goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Elmer's Restaurants, Inc. (the "Company" or "Elmer's") (NASDAQ Small Cap Market symbol: ELMS), located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Breakfast. Lunch. Dinner." and "Mitzel's American Kitchen" and an operator of delicatessen restaurants under the names "Ashley's", "Cooper's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family.

The Company currently owns and operates 10 Elmer's restaurants and is a party to franchise agreements for 21 Elmer's restaurants in six western states. The Company owns and operates five Mitzel's American Kitchen restaurants in the Puget Sound area of Washington state.

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

The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, omelets, crepes, country platters and other popular breakfast items.

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

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $713,082 or $.35 per share for the quarter ended July 22, 2002, on sales of $9.4 million as compared to reported net income of $314,787 or $.15 per share for the first quarter ended July 23, 2001. The $398,000 increase in net income is attributable gain on sale of the three Southern Oregon restaurants of $504,000 or 25 cents per share net of tax, partially offset by losses totaling seven cents per share from the debt repurchase, relocation and losses on investments. The Company's total assets as of July 22, 2002 were $16.8 million, which is an increase of $140,000 over total assets as of April 1, 2002. In the sixteen weeks ended July 22, 2002, working capital increased $152,000 while notes payable decreased $657,000. Cash provided by operating activities totaled $424,000 for the period ended July 22, 2002 compared to $608,000 for the period ended July 23, 2001. The decrease in cash provided from operations is primarily attributable to the paydown of negative working capital attributable to the sale of the three Southern Oregon units. The Company has also placed a $350,000 deposit with the Company's primary food vendor in exchange for improved pricing, resulting in increased prepaid expenses and reducing cash provided by operations.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 16 weeks ended July 22, 2002 and July 23, 2001.

For the period ended July 22, 2002, the Company's net income and earnings per share increased 127% over net income and earnings per share for the comparable period in 2001. Net income as a percentage of total revenue increased from 3.1% for the period ended July 23, 2001, to 7.6% for the period ended July 22, 2002. Excluding gains and losses, earnings before tax increased from 4.7% of sales to 5.3% of sales.

Dollar amounts in thousands except per share         RESULTS OF OPERATIONS             RESULTS OF OPERATIONS
data (unaudited)                                  FOR THE SIXTEEN WEEKS ENDED       FOR THE SIXTEEN WEEKS ENDED
                                                         JULY 22, 2002                     JULY 23, 2001
                                                         -------------                     -------------
                                                                 Percent of                          Percent of
                                                    Amount        Revenues            Amount          Revenues
Revenues                                            $9,438         100.0%            $10,268           100.0%
Restaurant costs and expenses                        8,186          86.7               8,934            87.0
General and administrative expenses                    687           7.3                 706             6.9
Income from operations                                 565           6.0                 628             6.1
Non operating income (expense)                         524           5.6                (148)           (1.4)
Net income                                             713           7.6                 315             3.1

Basic earnings per share                             $0.35                             $0.15

Weighted average shares outstanding              2,058,003                         2,060,103

                                            REVENUE                          REVENUE
                                 FOR THE SIXTEEN WEEKS ENDED      FOR THE SIXTEEN WEEKS ENDED
                                         JULY 22, 2002                    JULY 23, 2001
                                         -------------                    -------------
                                                Percent of                       Percent of
                                      Amount     Revenues          Amount         Revenues
Restaurant operations:
Restaurant sales                      $8,133        86.2%          $8,914            86.8%
Lottery                                  919         9.7              951             9.3
                                      ------       -----          -------           -----
                                       9,052        95.9            9,865            96.1

Franchise operations                     386         4.1              403             3.9
                                      ------       -----          -------           -----
Total revenue                         $9,438       100.0%         $10,268           100.0%
                                      ======       =====          =======           =====

REVENUES. Revenues for the period ended July 22, 2002 were 8.1% less than comparable period in 2001, reflecting the sale of three and purchase of one Elmer's restaurants in April, 2002. Revenues from same store restaurant operations were up 1.4% compared to the sixteen weeks ended July 23, 2001. Same store sales at the Company's Elmer's restaurants were up 3.%. Revenue from franchise operations decreased 5% due to a decrease in administrative services fees of $70,000 earned in the current period, offset by increased franchise fees from the addition of franchised units to the system.

RESTAURANT COSTS AND EXPENSES. Restaurant costs and expenses, which consists of six categories including food, beverage and supply costs, labor and labor related costs, restaurant operating costs, occupancy costs, depreciation and amortization, and restaurant opening and closing expenses decreased to 86.7% of revenue for the quarter ended July 22, 2002 compared to 87.0% for the comparable period in 2001. Food, beverage and supply costs as a percentage of total revenues were 28.1% for the sixteen weeks ended July 22, 2002 compared to 28.4% for the comparable period ended July 23, 2001. Labor expenses totaled 36.2% of revenues for the quarter ended July 22, 2002 compared to 36.3% of revenues for the same period in 2001. Occupancy costs as a percentage of revenues increased from 6.2% for the sixteen weeks ended July 23, 2001 to 6.5% for the same period ended July 22, 2002. Depreciation and amortization expense as a percentage of revenues rose from 2.1% of revenues for the quarter ended July 23, 2001 to 2.3% of revenues for the quarter ended July 22, 2002.

Restaurant opening and closing expenses decreased 0.3% of sales. The takeover cost of the Vancouver restaurant was significantly less than the startup cost for the Roseburg restaurant in the prior year. Generally the Company has seen improvements in controllable expenses (food, labor and operating expenses) partially offset by increases in other operating costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses increased from 6.9% to 7.3% of total revenue in each of the first quarter of 2001 and 2002 due to decreased revenues.

NON-OPERATING EXPENSES. Net non-operating income was 5.6% of total revenues in the first quarter of fiscal 2002 compared to an expense of 1.4% of total revenues in the comparable period in fiscal 2001. Increased interest income and decreased interest expense augmented the large gain on sale.

LIQUIDITY AND CAPITAL RESOURCES. As of July 22, 2002, the Company had cash and equivalents of approximately $729,000 representing an increase from April 1, 2002 of approximately $74,000. Cash used by financing activities was $829,000 primarily from the repurchase of 10% convertible notes. Cash provided by investing activities was $480,000. The 1.3 million received from the sale of the Southern Oregon restaurants was offset by $302,000 in capital expenditures and $314,000 used to acquire the Vancouver Elmer's and the Cooper's delis. Additional funds were used to purchase marketable securities and issue notes receivable.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of July 22, 2002, the Company had outstanding indebtedness of $2.7 million with GE Capital, $1.6 million in real estate debt with Wells Fargo Bank and $650,000 in convertible notes.

In April 2002, the Company granted non-executive incentive stock options for 34,000 shares to employees of the Company. The options vest over five years and have a ten-year term. The exercise price of $5.00 was equal to the market value of the Company's stock on the grant date.

In August, 2002 the Company elected to fix the interest rate on the $925,000 portion of the GE Capital loan that had a variable interest rate. The new rate is 7.1% per annum.

The remaining Wells Fargo real estate debt has a weighted-average maturity of
7.5 years, bears interest at an average of 8.2%, requires monthly payments of principal and interest, and is collateralized by three real estate assets.

The $650,000 in convertible notes have a remaining maturity of approximately five and a half years, bear interest at 10%, requires monthly interest-only payments, straight line principal amortization into a Company-held sinking fund, and are subordinated to the other Company funded debt. The notes include a convertible feature that permits the holder to convert the principal of the note into common stock at any time at $6.19 per share. The Company may call the notes with a five percent premium beginning December 2003.

Certain of the Company's debt agreements require compliance with debt covenants. The most restrictive covenants require the Company to maintain a maximum ratio of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 3.25 to 1.0, and a ratio of cash generation (defined as net income before taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 2.25 to 1.0. Management believes that the Company is in compliance with such requirements. The Company obtained a waiver from Wells Fargo Bank permitting the repurchase of the convertible notes.

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

Market Risks
------------
The Company invests excess cash beyond its working capital requirements in liquid marketable securities. These securities include corporate and government bond mutual funds focusing on issues with medium and short term maturities. The Company actively manages its portfolio to reduce interest rate risk. However, an increase in interest rate levels will tend to reduce the value of the portfolio.

Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximate the book value at July 22, 2002.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         a)    Exhibits:

         99.1  Certification of Chief Executive and Principal Financial Officer.
         99.2  Certification of President
         99.3 Certification of officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-Q and are incorporated herein by this reference.

         b)    Reports on Form 8-K:

         The Company's Form 8-K filed on May 17, 2002, which discussed the sale of three Elmer's restaurants, is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Elmer's Restaurants, Inc.


                                           By: /s/ WILLIAM W. SERVICE
                                               ---------------------------------
                                               William W. Service
                                               Chief Executive Officer





Dated: September 3, 2002