Form 10-Q
period 2002-10-14
ELMERS RESTAURANTS INC
filed 2002-11-27
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED OCTOBER 14, 2002 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

            OREGON                                       93-0836824
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

  11802 S.E. Stark St.                                   (503) 252-1485
   Portland, Oregon              97216           (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL         (ZIP CODE)              INCLUDING AREA CODE)
  EXECUTIVE OFFICES)

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

Number of shares of Common Stock outstanding at November 22, 2002: 2,041,809
================================================================================

                            ELMER'S RESTAURANTS, INC.
                            -------------------------
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets,
                October 14, 2002 (Unaudited) and April 1, 2002               3

              Condensed Consolidated Statements of Income,
                12 and 28 weeks ended October 14, 2002 (Unaudited)
                and October 15, 2001 (Unaudited)                             4

              Condensed Consolidated Statements of Cash Flows,
                28 weeks ended October 14, 2002 (Unaudited) and
                October 15, 2001 (Unaudited)                                 5

              Notes to Condensed Consolidated Financial Statements
                (Unaudited)                                                  6

     Item 2.  Management's Discussion and Analysis of Financial
                Statements (Unaudited)                                       8

     Item 3.  Quantitative and Qualitative Disclosures about Market
                Risk                                                        12

     Item 4.  Controls and Procedures                                       13

PART II: OTHER INFORMATION AND SIGNATURES

     Item 5.  Submission of Matters to a Vote of Security Holders           13

     Item 6.  Other Information                                             14

     Item 7.  Exhibits and Reports on Form 8-K                              14

              Signatures                                                    15

                                     ITEM 1

                       ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   OCTOBER 14,       APRIL 1,
                                                                      2002            2002
                                                                  ------------    ------------
                                                                   (Unaudited)
                                          ASSETS
Current assets:
Cash and cash equivalents                                         $    981,000    $    654,211
Marketable securities                                                1,213,501       1,149,171
Accounts receivable                                                    213,237         315,063
Notes receivable - related parties, current portion                    107,792         372,712
Inventories                                                            383,192         411,008
Prepaid expenses and other                                             466,669         133,424
Income taxes receivable                                                 49,028         114,117
                                                                  ------------    ------------
      Total current assets                                           3,414,419       3,149,706

Notes receivable - related parties,
  net of current portion                                               264,732            --
Property, buildings and equipment, net                               7,175,996       7,654,097
Goodwill and intangible assets                                       5,477,566       5,301,873
Principal debt service account for
  convertible debt                                                     170,238         305,019
Other assets                                                           351,200         274,588
                                                                  ------------    ------------
      Total assets                                                $ 16,854,151    $ 16,685,283
                                                                  ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Notes payable, current portion                                    $    277,333    $    277,333
Accounts payable                                                     1,301,847       1,483,823
Accrued expenses                                                       271,901         174,120
Accrued payroll and related taxes                                      470,746         403,141
                                                                  ------------    ------------
      Total current liabilities                                      2,321,827       2,338,417

Notes payable, net of current portion                                4,644,987       5,366,050
Deferred income taxes                                                  688,490         691,724
                                                                  ------------    ------------
      Total liabilities                                              7,655,304       8,396,191
                                                                  ------------    ------------
Commitments and contingencies

Shareholders' equity
Common stock, no par value; 10,000,000 shares
 authorized, 2,041,809 and 2,058,034 shares issued
 and outstanding at October 14, 2002 and April 1,
 2002 respectively                                                   7,283,155       7,371,400
Retained earnings                                                    1,932,411         929,266
Accumulated other comprehensive loss, net of taxes                     (16,719)        (11,574)
                                                                  ------------    ------------
      Total shareholders' equity                                     9,198,847       8,289,092
                                                                  ------------    ------------
      Total liabilities and shareholders' equity                  $ 16,854,151    $ 16,685,283
                                                                  ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      FOR THE TWENTY-EIGHT                FOR THE TWELVE
                                                          WEEKS ENDED                      WEEKS ENDED
                                                  ----------------------------    ----------------------------
                                                   October 14,     October 15,     October 14,     October 15,
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES                                          $ 16,823,634    $ 18,461,381    $  7,385,565    $  8,193,871
                                                  ------------    ------------    ------------    ------------
COSTS AND EXPENSES:

Cost of restaurant sales:
  Food and beverage                                  4,746,403       5,250,563       2,096,650       2,331,362
  Labor and related costs                            5,974,312       6,656,457       2,553,016       2,930,126
  Restaurant operating costs                         2,302,103       2,533,051       1,030,466       1,140,109
  Occupancy costs                                    1,077,754       1,143,130         465,195         507,075
  Depreciation and amortization                        389,808         391,888         168,776         173,390
  Restaurant opening and closing expenses                9,717          68,338            --            27,958
General and administrative expenses                  1,242,611       1,285,524         555,283         579,896
                                                  ------------    ------------    ------------    ------------
                                                    15,742,708      17,328,951       6,869,386       7,689,916
                                                  ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                               1,080,926       1,132,430         516,179         503,955

OTHER INCOME (EXPENSE):
Interest income                                         94,648          57,832          22,301          23,866
Interest expense                                      (227,816)       (314,319)        (93,665)       (132,461)
Loss on debt extinguishment                            (97,500)           --              --              --
Loss on sale of marketable securities                  (55,934)           --              --              --
Net gain (loss) on disposition of property             735,910          (4,047)         (3,256)         (4,047)
                                                  ------------    ------------    ------------    ------------
  Income before provision for income taxes           1,530,234         871,896         441,559         391,313

  Income tax provision                                (527,089)       (300,804)       (151,496)       (135,008)
                                                  ------------    ------------    ------------    ------------
Net Income                                        $  1,003,145    $    571,092    $    290,063    $    256,305
                                                  ============    ============    ============    ============

PER SHARE DATA:

  Net income per share - Basic                    $       0.49    $       0.28    $       0.14    $       0.12
                                                  ============    ============    ============    ============

  Weighted average number of
  common shares outstanding - Basic                  2,051,684       2,059,728       2,043,218       2,059,728
                                                  ============    ============    ============    ============

  Net income per share - Basic
  common shares outstanding                       $       0.46    $       0.27    $       0.14    $       0.12
                                                  ============    ============    ============    ============

  Weighted average number of
  common shares outstanding - Diluted                2,172,384       2,084,942       2,095,777       2,084,942
                                                  ============    ============    ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE TWENTY-EIGHT
                                                                          WEEKS ENDED
                                                                  ----------------------------
                                                                   OCTOBER 14,     OCTOBER 15,
                                                                      2002            2001
                                                                  ------------    ------------
                                                                   (Unaudited)     (Unaudited)
Cash flows from operating activities:
Net income                                                        $  1,003,145    $    571,092
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                      389,808         391,888
    Net gain on disposition of property                               (735,910)           --
    Loss on sale of marketable securities                               55,934            --
    Loss on debt extinguishment                                         97,500            --
    Changes in assets and liabilities:
      Current assets                                                  (159,278)        152,274
      Other assets                                                      58,169          30,364
      Accounts payable and accrued expenses                            (44,664)        (18,781)
      Income taxes                                                      61,855         (54,606)
                                                                  ------------    ------------
        Net cash provided by operating activities                      726,559       1,072,231
                                                                  ------------    ------------

Cash flows from investing activities:
  Acquisitions of  property, buildings and  equipment                 (432,634)       (720,009)
  Restaurant acquisitions                                             (314,263)           --
  Proceeds from restaurant dispositions                              1,303,176         912,279
  Purchased goodwill                                                      --           (51,340)
  Net purchases of available for sale securities                      (125,409)       (802,901)
  Issuance of note receivable                                         (129,488)        (76,668)
  Principal collected on note receivables                              280,193          19,978
                                                                  ------------    ------------
        Net cash provided by (used in) investing activities            581,575        (718,661)
                                                                  ------------    ------------

Cash flows from financing activities:
  Repurchase of convertible notes                                     (747,500)           --
  Issuance of ten year term notes                                         --         2,806,944
  Retirement of term debt                                                 --        (3,224,865)
  Payments on notes payable                                           (145,600)       (177,442)
  Repurchase of common stock                                           (88,245)         (9,400)
                                                                  ------------    ------------

        Net cash used in financing activities                         (981,345)       (604,763)
                                                                  ------------    ------------

        Net change in cash and cash equivalents                        326,789        (251,193)

Cash and cash equivalents, beginning of period                         654,211       1,141,016
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $    981,000    $    889,823
                                                                  ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                        $    214,039    $    314,319
                                                                  ============    ============

  Income taxes                                                    $    462,000    $    361,541
                                                                  ============    ============

Supplemental disclosures of non cash transactions:
  Sale of property and equipment for notes receivable             $    455,631    $       --
                                                                  ============    ============
  Forgiveness of notes receivable as partial
  consideration for purchase of property,
  equipment and goodwill                                          $    175,625    $       --
                                                                  ============    ============
  Notes payable issued or assumed in conjunction
  with acquisition of certain restaurants                         $     74,538    $       --
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

The Company has included additional detail in the Statement of Operations. Restaurant operating expenses are now broken out on a separate line. These costs include such items as advertising, repairs and maintenance and credit card discounts. Historically, most of these items have been included under general and administrative. All information presented herein has been reclassified to conform to the new format. The Company believes that this new format will improve comparability between the Company and its peers.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criteria and no changes were considered necessary to the previously recorded intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles (those deemed to have an indefinite life) will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles are determined to be more than their fair value. The Company's intangible assets were tested for impairment in the third quarter of the fiscal year ended April 1, 2002 and no impairment was found.

The Company adopted SFAS No. 142 effective April 3, 2001. The changes in the carrying value of goodwill and intangible assets for the 28 weeks ended October 14, 2002, are as follows:

                                           Goodwill       Intangibles
                                        -------------    -------------
Balance as of April 1, 2002             $   4,699,164    $     602,709
Acquired during the year                      215,299             --
Disposed during the year                      (39,606)            --
                                        -------------    -------------
Balance as of October 14, 2002          $   4,474,857    $     602,709
                                        =============    =============

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

RECENT TRANSACTIONS

Sale of Southern Oregon Elmer's.
--------------------------------
As previously reported on the Company's Form 8-K filed on May 17, 2002, effective May 7, 2002 Elmer's Restaurants, Inc. (the "Company") executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the "Buyer"), refranchising three of the Company's Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon. The Company sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer has signed 25-year franchise agreements for each location and will operate the locations under the Elmer's Breakfast-Lunch-Dinner (TM) name.

The Buyer signed a development agreement to open an additional two units within five years. The first unit, located in Klamath Falls, Oregon, opened October 23, 2002.

The principals of Southern Oregon Elmer's LLC, Robert Brutke and David Thomason, have substantial industry experience. They are both past-presidents of the Oregon Restaurant Association. Mr. Thomason operates a 10-unit Carl's Jr. franchise from Carl Karcher Enterprises and Mr. Brutke has operated a number of independent concepts in the southern Oregon market, including Brutke's Wagon Wheel in Roseburg, Oregon.

As a result of this transaction, the Company posted a one-time gain of approximately $504,000 or 25 cents per share, (net of tax effect) in the quarter ending July 22, 2002. For the 28 weeks ended October 15, 2001, revenues from the three restaurants were $2.7 million, contributing $144,000 in earnings before taxes and interest expense. If these three restaurants had been franchised during the 28 weeks ended October 15, 2001, pro forma franchise fee income would have been approximately $134,000.

The Company agreed to provide a limited amount of seller financing. The Company issued a $270,000 note bearing interest at 9% per year payable in 84 equal monthly payments; an approximately $79,500 note bearing interest at 9% payable in 24 equal monthly payments; an approximately $106,000 inventory note bearing interest at 12% and due in 90 days. To assist with the development of the Klamath Falls restaurant, the Company granted an extension of the inventory note, which has now been paid in full.

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

The Buyer has indemnified the Company against all losses incurred as a result of the Company's obligations as a Guarantor. This indemnification is personally guaranteed by Mssrs. Brutke and Thomason and their spouses. However, in the event of default by the Buyer of the terms of the occupancy leases, and the failure of Mssrs. Brutke and Thomason to make good on their personal guarantees, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast-Lunch-Dinner(TM).

The Buyer's obligations under the franchise agreements, promissory notes, lease assignments and sublease are guaranteed by the Buyer and personally by Mssrs. Brutke and Thomason and their spouses.

Purchase of Vancouver Washington Elmer's
----------------------------------------
April 15, 2002 the Company acquired an Elmer's restaurant located in Vancouver, Washington from franchisee and former board member, Paul Welch for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location, and continues to operate the location as an Elmer's restaurant. The purchase price was allocated to the tangible assets of the restaurant. As of October 14, 2002, the Company has spent approximately $125,000 remodeling the facility.

Relocation of Richard's Deli & Pub
----------------------------------
May 28, 2002 the Company relocated one of two Hillsboro, Oregon units to a nearby retail mall. The prior landlord's bankruptcy, combined with the superiority of the new space, made the decision to move compelling. The Company terminated its occupancy lease and recorded a $77,000 loss on the surrender of leasehold improvements. The Company entered into a five-year lease for approximately 4,000 sq. ft. at the new location. This is larger than the operating requirement, therefore the Company has subleased 1,900 sq. ft. of the new space to a non-competing use.

Repurchase of convertible debt
------------------------------
June 28, 2002 the Company repurchased half ($650,000) of its 10% convertible notes, paying a 15% premium over face value. As permitted by the early adoption provisions of SFAS No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, the total premium of $97,500 was recorded as a loss on extinguishment. In addition to reducing the Company's debt, this transaction eliminates the potential obligation to issue up to 105,000 shares of common stock upon conversion and reduces the Company's required balances in the debt service account by half.

Purchase of Cooper's Deli and Pub
---------------------------------
July 1, 2002, the Company acquired three Cooper's Deli units located in Salem, Oregon, from Cooper's Inc. The Cooper's units are substantially similar to the Company's existing deli operations. Purchase consideration included $100,000 cash, a $66,500, two-year promissory note, $11,500 assumed liabilities and the forgiveness of a $155,000 promissory note due to the Company. The acquisition cost of $334,000 included $120,000 in tangible assets and $214,000 in goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Elmer's Restaurants, Inc. (the "Company" or "Elmer's") (NASDAQ Small Cap Market symbol: ELMS), located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Breakfast-Lunch-Dinner" and "Mitzel's American Kitchen" and an operatoR of delicatessen restaurants under the names "Ashley's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family.

The Company currently owns and operates 10 Elmer's restaurants and is a party to franchise agreements for 22 Elmer's restaurants in six western states. The Company owns and operates five Mitzel's American Kitchen restaurants in the Puget Sound area of Washington state.

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

CRITICAL ACCOUNTING POLICIES

The Company's reported results are affected by the application of certain accounting policies that require subjective or complex judgments. These judgments involve estimates that are inherently uncertain and may have a significant impact on our quarterly or annual results of operations and financial condition. Changes in these estimates and judgments could have significant effects on the Company's results of operations and financial condition in future years. We believe the Company's most critical accounting policies cover accounting for long-lived assets - specifically property, buildings and equipment depreciation thereon and the valuation of intangible assets. Additional critical accounting policies govern revenue recognition and accounting for stock options.

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

Revenue Recognition
-------------------
The Company's revenue is primarily from cash and credit card transactions. As such, restaurant revenue is generally recognized upon receipt of cash or credit cards receipts. Franchise fees based upon a percent of the franchisees gross sales are recognized as the franchisees' sales occur. Revenue from the lottery, which includes traditional ticket based games and video poker games is recorded on a commission basis, that is net of state regulated payouts. Expenses are recorded using accrual accounting based upon when goods and services are used.

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

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $290,063 and $1,003,145 or $.14 and $.49 in basic earnings per share for the 12 and 28 week periods ended October 14, 2002. These results are compared to reported net income of $256,305 and $571,092, or $.12 and $.28 per share for the 12 and 28 week periods ended October 15, 2001. The approximately $34,000 increase in net income for the 12 weeks ended October 14, 2002 is the result of improved operating income as well as reduced interest expense as a result of reductions in the company's interest bearing debt. The $432,000 increase in net income for the 28 weeks ended October 14, 2002 is largely attributable to the gain of 25 cents per share, net of tax, on sale of the three Southern Oregon restaurants in the first quarter, partially offset by losses totaling seven cents per share on the debt repurchase, relocation and losses on the sale of investments. The Company's total assets as of October 14, 2002 were $16.9 million, which is an increase of approximately $169,000 over total assets as of April 1, 2002. In the 28 weeks ended October 14, 2002, working capital increased approximately $281,000 while notes payable (net of current portion) decreased $721,000. Cash provided by operating activities totaled $726,559 for the 28 weeks ended October 14, 2002 compared to $1,072,231 for the 28 weeks ended October 15, 2001. The decrease in cash provided from operations is substantially attributable to the paydown of negative working capital from the sale of the three Southern Oregon units. The Company has also placed a temporary $350,000 deposit with the

Company's primary food vendor in exchange for improved pricing. The Company is developing an electronic funds transfer (EFT) invoicing system with this vendor. Once the EFT system is in place the deposit wil be returned or offset by future purchases. The paydowns and deposit increased prepaid expenses and reduced cash provided by operations.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 28 weeks ended October 14, 2002 and the 12 and 28 weeks ending October 15, 2001 respectively.

For the 12 and 28 week periods ended October 14, 2002, the Company's net income increased 75.7% and 13.2% from net income for the comparable periods in 2001. Net income as a percentage of total revenue increased from 3.1% for both the 12 and 28 week period ended October 15, 2001, to 3.9% and 6.0% for the 12 and 28 weeks ended October 14, 2002.

Dollar amounts in thousands except per share data

                                         RESULTS OF OPERATIONS      RESULTS OF OPERATIONS
                                        FOR THE 28 WEEKS ENDED     FOR THE 28 WEEKS ENDED
                                           OCTOBER 14, 2002           OCTOBER 15, 2001
                                           ----------------           ----------------
                                                    Percent of                 Percent of
                                         Amount      Revenues       Amount      Revenues
                                         ------      --------       ------      --------
Revenues                                 16,824       100.0%       $18,461       100.0%
Restaurant costs and expenses            14,500        86.2%        16,043        86.9%
General and administrative expenses       1,243         7.4%         1,286         7.0%
Income from operations                    1,081         6.4%         1,132         6.1%
Non operating income (expense)              449         2.7%         (261)       (1.4)%
Net income                                1,003         6.0%           571         3.1%

Basic earnings per share                  $0.49                      $0.28

REVENUES. Revenues for the 12 and 28 weeks ended October 14, 2002 were 9.9% and 8.9% less, respectively, than the comparable periods in 2001, reflecting the two fewer operating restaurants in the current year. Revenues from same store restaurant operations showed an increase of 1.3% and 0.9% for the 12 and 28 weeks ended October 14, 2002 over the comparable period in 2001. Same store sales at the core Elmer's brand increased 2.9% in both the 12 and 28 weeks ended October 14, 2002.

Dollar amounts in thousands

                                               REVENUES                   REVENUES
                                        FOR THE 28 WEEKS ENDED     FOR THE 28 WEEKS ENDED
                                           OCTOBER 14, 2002           OCTOBER 15, 2001
                                           ----------------           ----------------
                                                    Percent of                 Percent of
                                         Amount      Revenues       Amount      Revenues
                                         ------      --------       ------      --------
Restaurant operations:
Restaurant sales                        $14,265        84.8%       $16,060        87.0%
Lottery                                   1,939        11.5          1,835         9.9
                                        -------      -------       -------      -------
                                         16,204        96.3         17,895        96.9

Franchise operations                        620         3.7            566         3.1
                                        -------      -------       -------      -------
Total  revenue                          $16,824       100.0%       $18,461       100.0%
                                        =======      =======       =======      =======

RESTAURANT COSTS AND EXPENSES. Restaurant costs and expenses, (which consists of six categories including food, beverage and supply costs, labor and labor related costs, restaurant operating costs, occupancy costs, and depreciation and amortization, and restaurant pre-opening expenses) decreased to 85.5% and 86.2% of revenue for the 12 and 28 weeks ended October 14, 2002, respectively, compared to 86.8% and 86.9% for the 12 and 28 weeks ended October 15, 2001.

Food, beverage and supply costs as a percentage of total revenues were 28.4% and 28.2% for the 12 and 28 weeks ended October 14, 2002 compared to 28.5% and 28.4% for the comparable periods in 2001. Labor expenses totaled 34.6% and 35.5% of revenues for the 12 and 28 weeks ended October 14, 2002 down from 35.8% and 36.1% of revenues for the 12 and 28 weeks ended October 15, 2001. Compared to the prior year, Restaurant operating costs increased 0.1% to 14.0% for the 12 weeks ended October 14, 2002, and unchanged at 13.7% for the 28 weeks ended October 14, 2002. Occupancy costs as a percentage of revenues increased from 6.2% for both the 12 and 28 weeks ended October 15, 2001 to 6.3% and 6.4% for the 12 and 28 weeks ended October 14, 2002. Depreciation and amortization expense as a percentage of revenues rose from 2.1% for both the 12 and 28 weeks ended October 15, 2001 to 2.3% for both the 12 and 28 weeks ended October 14, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 7.5% and 7.4% of total revenue for the 12 and 28 weeks ended October 14, 2002 compared to 7.1% and 7.0% of revenues in the comparable period in 2001. This increase reflects the reduction in the number of operating restaurants and the time required to make the appropriate overhead adjustments.

NON-OPERATING INCOME (EXPENSE). Non-operating expense was (1.0%) and 2.7% of total revenue for the 12 and 28 weeks ended October 14, 2002 compared to (1.4%) of total revenue for the comparable periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES. As of October 14, 2002, the Company had cash and equivalents of approximately $981,000 representing an increase from April 1, 2002 of approximately $327,000. Cash provided by operations was $727,000. Cash provided by investing activities was $582,000. Proceeds of $1.3 million from the sale of the Southern Oregon units were offset by capital expenditures of $430,000 and cash used to purchase the Vancouver Elmer's and the Cooper's deli's of $314,000. Cash used in financing activities totaled $981,000, primarily for the repurchase of 10% convertible notes.

The Company repurchased 16,225 shares of its common stock during the quarter ended October 14, 2002 for $88,245. These purchases were made in the NASDAQ market through the Company's broker. The board of directors has authorized the Company to repurchase shares valued, in aggregate, at less than $300,000. This authorization is ongoing and the Company may make additional purchases from time to time.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of October 14, 2002, the Company's primary indebtedness was $2.6 million with GE Capital, $1.6 million in real estate debt with Wells Fargo Bank and $650,000 in convertible notes.

In April 2002, the Company granted non-executive incentive stock options for 34,000 shares to employees of the Company. The options vest over five years and have a ten-year term. The exercise price of $5.00 was equal to the market value of the Company's stock on the grant date.

In August 2002, the Company elected to fix the interest rate on the $925,000 portion of the GE Capital loan that had a variable interest rate. The new rate is 7.1% per annum.

The remaining Wells Fargo real estate debt has a weighted-average maturity of
7.2 years, bears interest at an average of 8.2%, requires monthly payments of principal and interest, and is collateralized by three real estate assets.

The $650,000 in convertible notes have a remaining maturity of approximately five years, bear interest at 10%, requires monthly interest-only payments, straight line principal amortization into a Company-held sinking fund, and are subordinated to the other Company funded debt. The notes include a convertible feature that permits the holder to convert the principal of the note into common stock at any time at $6.19 per share. The Company may call the notes with a five percent premium beginning December 2003.

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

Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximate the book value at October 14, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company's President and its Corporate Controller, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, The Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 12, 2002, at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At August 12, 2002, 2,058,034 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

PROPOSAL I: ELECTION OF DIRECTORS.
----------------------------------

The shareholders elected Bruce N. Davis and Donald W. Woolley to the Company's Board of Directors for a one-year term expiring at the year 2003 annual meeting of Shareholders by the votes indicated below.

Bruce N. Davis      1,749,103 shares in favor  18,345 shares against or withheld
Donald W. Woolley   1,752,470 shares in favor  18,345 shares against or withheld

The shareholders elected William W. Service and Richard Williams to the Company's Board of Directors for a three-year term expiring at the year 2005 annual meeting of Shareholders by the votes indicated below.

William W. Service  1,748,371 shares in favor  18,345 shares against or withheld
Richard Williams    1,752,470 shares in favor  18,345 shares against or withheld


PROPOSAL II: RATIFICATION AND APPROVAL OF APPOINTMENT OF MOSS ADAMS, LLP AS
---------------------------------------------------------------------------
INDEPENDENT PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDED APRIL 1, 2002
----------------------------------------------------------------------

                    1,765,131 shares in favor   5,369 shares against or withheld

PROPOSAL III: RATIFICATION AND APPROVAL TO TRANSACT ANY OTHER BUSINESS THAT
---------------------------------------------------------------------------
PROPERLY COMES BEFORE THE MEETING
---------------------------------

                    1,625,023 shares in favor  29,497 shares against or withheld

Each Director whose term continued after the meeting:

     Director                               Term Expires
     --------                               ------------
     William  Service                           2005
     Bruce Davis                                2003
     Richard Williams                           2005
     Donald Woolley                             2003
     Corydon Jensen                             2004
     Thomas Connor                              2004


ITEM 6. OTHER INFORMATION

As previously reported in the Company's Form 8-K dated October 15, 2002, William
W. Service, Chief Executive Officer of the registrant, has resigned his current position for personal reasons. The Board granted the request effective November 1, 2002. Bruce Davis, the Company's President and Chairman, will assume the responsibilities of the C.E.O. Mr. Service will remain an active member of the Board and continue to serve as a strategic advisor to the Company.

In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after May 15, 2003 (45 days prior to the month and date in 2003 corresponding to the date on which the Company mailed its proxy materials for the 2002 annual meeting), proxy voting on that proposal when and if raised at the 2003 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 2003 annual meeting must be received at the principal executive office of the Company no later than January 21, 2003.


ITEM 7. EXHIBITS AND REPORTS OF FORM 8-K

     a)   Exhibits:

     Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-Q, and are incorporated herein by this reference.

     b)   Reports on Form 8-K:

     The Company filed a report on Form 8-K dated October 15, 2002 noting the resignation of the CEO William W. Service effective November 1, 2002. Bruce N. Davis, the Company's President and Chairman, will assume the responsibilities of the C.E.O. Mr. Service will remain in active member of the Board and continue to serve as a strategic advisor to the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Elmer's Restaurants, Inc.


                                               By: /s/ BRUCE N. DAVIS
                                                   ---------------------------
                                                   Bruce N. Davis
                                                   President





Dated: November 25, 2002

                                  CERTIFICATION

     I, Bruce N. Davis, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Elmer's Restaurants, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 /s/ Bruce N. Davis
-----------------------
Bruce N. Davis
President
November 25, 2002

                                  CERTIFICATION

     I, Dennis R. Miller, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Elmer's Restaurants, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 /s/ Dennis R. Miller
------------------------
Dennis R. Miller
Corporate Controller
November 25, 2002

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Corporate Controller.