Form 10-Q
period 2003-01-06
ELMERS RESTAURANTS INC
filed 2003-02-19
CIK 771214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JANUARY 6, 2003 OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

            OREGON                    ___________               93-0836824
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

     11802 S.E. Stark St.
       Portland, Oregon              97216                (503) 252-1485
    (ADDRESS OF PRINCIPAL          (ZIP CODE)   (REGISTRANT'S TELEPHONE NUMBER,
     EXECUTIVE OFFICES)                                INCLUDING AREA CODE)

           Securities registered pursuant to Section 2(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of Common Stock outstanding at February 17, 2003: 2,041,709

================================================================================

                            ELMER'S RESTAURANTS, INC.
                            -------------------------
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I:  FINANCIAL INFORMATION

     Item 1.   Financial Statements                                         3
               Condensed Consolidated Balance Sheets,
                   January 6, 2003 (Unaudited) and April 1, 2002

               Condensed Consolidated Statements of Income,                 4
                   12 and 40 weeks ended January 6, 2003 (Unaudited) and January 7, 2002 (Unaudited)

               Condensed Consolidated Statements of Cash Flows,             5
                   40 weeks ended January 6, 2003 (Unaudited) and
                   January 7, 2002 (Unaudited)

               Notes to Condensed Consolidated Financial Statements         6
                               (Unaudited)

     Item 2.   Management's Discussion and Analysis of Financial            9
                   Statements (Unaudited)

     Item 3.   Quantitative and Qualitative Disclosures about Market       14
               Risk

     Item 4.   Controls and Procedures                                     14

PART II: OTHER INFORMATION AND SIGNATURES

     Item 5.   Other Information                                           15

     Item 6.   Exhibits and Reports on Form 8-K                            15

               Signatures                                                  16

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 January 6, 2003       April 1, 2002
                                                                                   ------------         ------------
                                                                                   (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                         $  1,495,213         $    654,211
 Marketable securities                                                                1,241,975            1,149,171
 Accounts receivable                                                                    309,851              315,063
 Notes receivable - franchisees and related parties, current portion                     76,972              372,712
 Inventories                                                                            413,838              411,008
 Prepaid expenses and other                                                             507,293              133,424
 Income taxes receivable                                                                   --                114,117
                                                                                   ------------         ------------

      Total current assets                                                            4,045,142            3,149,706

 Notes receivable - franchisees and related parties, net of current portion             234,413                 --
 Property, buildings and equipment, net                                               7,113,576            7,654,097
 Goodwill                                                                             4,872,487            4,699,164
 Intangible assets                                                                      602,709              602,709
 Principal debt service account for convertible debt                                    193,452              305,019
 Other assets                                                                           397,053              274,588
                                                                                   ------------         ------------

      Total assets                                                                 $ 17,458,832         $ 16,685,283
                                                                                   ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable, current portion                                                    $    332,308         $    277,333
 Accounts payable                                                                     1,529,531            1,483,823
 Accrued expenses                                                                       221,570              174,120
 Accrued payroll and related taxes                                                      610,266              403,141
 Accrued income tax                                                                      91,366                 --
                                                                                   ------------         ------------

      Total current liabilities                                                       2,785,041            2,338,417

 Notes payable, net of current portion                                                4,504,357            5,366,050
 Deferred income taxes                                                                  693,875              691,724
                                                                                   ------------         ------------

      Total liabilities                                                               7,983,273            8,396,191
                                                                                   ------------         ------------
Commitments and contingencies

Shareholders' equity
 Common stock, no par value; 10,000,000 shares authorized, 2,041,709 and
 2,058,034 shares issued and outstanding at January 6, 2003 and April 1,
 2002 respectively                                                                    7,283,155            7,371,400
 Retained earnings                                                                    2,200,556              929,266
 Accumulated other comprehensive loss, net of taxes                                      (8,152)             (11,574)
                                                                                   ------------         ------------
      Total shareholders' equity                                                      9,475,559            8,289,092
                                                                                   ------------         ------------

      Total liabilities and shareholders' equity                                   $ 17,458,832         $ 16,685,283
                                                                                   ============         ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                      For the forty weeks ended                For the twelve weeks ended
                                                  ---------------------------------         ---------------------------------
                                                   January 6,           January 7,           January 6,           January 7,
                                                      2003                 2002                 2003                 2002
                                                  ------------         ------------         ------------         ------------
                                                   (Unaudited)         (Unaudited)           (Unaudited)         (Unaudited)
REVENUES                                          $ 24,399,010         $ 26,366,999         $  7,575,376         $  7,905,618
                                                  ------------         ------------         ------------         ------------
COSTS AND EXPENSES:

Cost of restaurant sales:
 Food and beverage                                   6,940,314            7,489,687            2,193,911            2,239,124
 Labor and related costs                             8,620,142            9,418,484            2,645,830            2,762,027
 Restaurant operating costs                          3,366,526            3,643,203            1,064,423            1,110,152
 Occupancy costs                                     1,573,461            1,643,527              495,707              500,397
 Depreciation and amortization                         562,210              592,099              172,402              200,211
 Restaurant opening and closing expenses                 9,717               68,338                 --                   --
General and administrative expenses                  1,761,557            1,899,471              518,946              613,947
                                                  ------------         ------------         ------------         ------------

                                                    22,833,927           24,754,809            7,091,219            7,425,858
                                                  ------------         ------------         ------------         ------------

   INCOME FROM OPERATIONS                            1,565,083            1,612,190              484,157              479,760

OTHER INCOME (EXPENSE):
 Interest income                                       126,314               78,995               31,666               21,163
 Interest expense                                     (334,887)            (442,621)            (107,071)            (128,302)
 Loss on debt extinguishment                           (97,500)                --                   --                   --
 Loss on sale of marketable securities                 (55,934)                --                   --                   --
 Net gain (loss) on disposition of property            736,197               (5,764)                 287               (1,717)
                                                  ------------         ------------         ------------         ------------

  Income before provision for income taxes           1,939,273            1,242,800              409,039              370,904

Income tax provision                                  (667,983)            (428,766)            (140,894)            (127,962)
                                                  ------------         ------------         ------------         ------------

Net Income                                        $  1,271,290         $    814,034         $    268,145         $    242,942
                                                  ============         ============         ============         ============

PER SHARE DATA:

  Net income per share - Basic                    $       0.62         $       0.40         $       0.13         $       0.12
                                                  ============         ============         ============         ============

  Weighted average number of
  common shares outstanding - Basic                  2,048,722            2,059,211            2,041,709            2,058,003
                                                  ============         ============         ============         ============
Net income per share - Diluted
  common shares outstanding                       $       0.60         $       0.39         $       0.13         $       0.12
                                                  ============         ============         ============         ============

  Weighted average number of
  common shares outstanding - Diluted                2,119,193            2,083,413            2,082,363            2,082,870
                                                  ============         ============         ============         ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the forty weeks ended
                                                                      -------------------------------
                                                                       January 6,         January 7,
                                                                          2003                2002
                                                                      -----------         -----------
                                                                      (Unaudited)         (Unaudited)

Cash flows from operating activities:
Net income                                                            $ 1,271,290         $   814,034
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                         562,210             592,099
    Net gain on disposition of property                                  (735,910)              5,764
    Loss on sale of marketable securities                                  55,934                --
    Loss on debt extinguishment                                            97,500                --


    Changes in assets and liabilities:
      Current assets                                                     (327,162)             80,188
      Other assets                                                        (10,898)            (66,124)
      Accounts payable and accrued expenses                               274,579              69,661
      Income taxes                                                        207,634             (49,725)
                                                                      -----------         -----------

        Net cash provided by operating activities                       1,395,177           1,445,897
                                                                      -----------         -----------

Cash flows from investing activities:
  Acquisitions of  property, buildings and  equipment                    (542,614)           (774,624)
  Restaurant acquisitions                                                (314,263)               --
  Proceeds from restaurant dispositions                                 1,303,176             906,515
  Purchased goodwill                                                         --              (143,569)
  Net purchases of available for sale securities                         (145,316)         (1,175,064)
  Issuance of note receivable                                            (129,488)           (110,535)
  Principal collected on note receivables                                 341,331             123,319
                                                                      -----------         -----------

Net cash provided by (used in) investing activities                       512,826          (1,173,958)
                                                                      -----------         -----------

Cash flows from financing activities:
  Repurchase of convertible notes                                        (747,500)               --
  Issuance of ten year term notes                                            --             2,806,944
  Retirement of term debt                                                    --            (3,224,865)
  Payments on notes payable                                              (231,256)           (244,670)
  Repurchase of common stock                                              (88,245)             (9,400)
                                                                      -----------         -----------

        Net cash used in financing activities                          (1,067,001)           (671,991)
                                                                      -----------         -----------

        Net change in cash and cash equivalents                           841,002            (400,052)

Cash and cash equivalents, beginning of period                            654,211           1,141,016
                                                                      -----------         -----------

Cash and cash equivalents, end of period                              $ 1,495,213         $   740,964
                                                                      ===========         ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                            $   321,110         $   442,621
                                                                      ===========         ===========

  Income taxes                                                        $   462,500         $   478,491
                                                                      ===========         ===========

Supplemental disclosures of non cash transactions:
  Sale of property and equipment for notes receivable                 $   455,631         $      --
                                                                      ===========         ===========

  Forgiveness of notes receivable as partial consideration for
  purchase of property, equipment and goodwill                            175,625                --
                                                                      ===========         ===========

  Notes payable issued or assumed in conjunction with
  acquisition of certain restaurants                                       74,538                --
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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criteria and no changes were considered necessary to the previously recorded intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles (those deemed to have an indefinite life) will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles are determined to be more than their fair value. The Company's intangible assets are tested for impairment in the third quarter of each fiscal year. Testing was completed for the year ended April 1, 2002 and no impairment was found. Management does not anticipate that testing in the current year will show any impairment of the intangible assets.

The Company adopted SFAS No. 142 effective April 3, 2001. The changes in the carrying value of goodwill and intangible assets for the 40 weeks ended January 6, 2003, are as follows:

                                              Goodwill        Intangibles
                                             ----------        ----------
Balance as of April 1, 2002                  $4,699,164        $  602,709
Acquired during the year                        212,929              --
Disposed during the year                       (39,606)              --
                                             ----------        ----------
Balance as of January 6, 2003                $4,872,487        $  602,709
                                             ==========        ==========



Since the Company utilized the early application provision of SFAS No. 142 the Company adopted the provisions of SFAS No. 142 beginning April 3, 2001 thus provisions of SFAS No. 142 have been implemented on both years of financial statements presented. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill.

All net income per share amounts and weighted average number of common shares outstanding have been retroactively adjusted to reflect a 5% stock dividend, which had a record date in March 2002. No dividends were declared in the 40 weeks ended January 6, 2003.

RECENT TRANSACTIONS
Sale of Southern Oregon Elmer's
-------------------------------
As previously reported on the Company's Form 8-K filed on May 17, 2002, effective May 7, 2002 Elmer's Restaurants, Inc. (the "Company") executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the "Buyer"), refranchising three of the Company's Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon. The Company sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer has signed 25-year franchise agreements for each location and will operate the locations under the Elmer's Breakfast o Lunch o Dinner (TM) name.

The Buyer signed a development agreement to open an additional two units within five years. The first unit located in Klamath Falls, Oregon, opened October 23, 2002.

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

As a result of this transaction, the Company posted a one-time gain of approximately $504,000 or 25 cents per share, (net of tax effect) in the quarter ending July 22, 2002. For the 40 weeks ended January 7, 2002, revenues from the three restaurants were $3.8 million, contributing $253,000 in earnings before taxes and interest expense. If these three restaurants had been franchised during the 40 weeks ended January 7, 2002, pro forma franchise fee income would have been approximately $191,000. The franchise fee income from these three restaurants for the 40 weeks ended January 6, 2003 was approximately $213,000.

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

The Buyer has indemnified the Company against all losses incurred as a result of the Company's obligations as a Guarantor. This indemnification is personally guaranteed by Mssrs. Brutke and Thomason and their spouses. However, in the event of default by the Buyer of the terms of the occupancy leases, and the failure of Mssrs. Brutke and Thomason to make good on their personal guarantees, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast o Lunch o Dinner (TM).

The Buyer's obligations under the franchise agreements, promissory notes, lease assignments and sublease are guaranteed by the Buyer and personally by Mssrs. Brutke and Thomason and their spouses.

Purchase of Vancouver Washington Elmer's
----------------------------------------
April 15, 2002 the Company acquired an Elmer's restaurant located in Vancouver, Washington from franchisee and former board member, Paul Welch for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location, and continues to operate the location as an Elmer's restaurant. The purchase price was allocated to the tangible assets of the restaurant. As of January 6, 2003, the Company has spent approximately $125,000 remodeling the facility.

Relocation of Richard's Deli & Pub
----------------------------------
May 28, 2002 the Company relocated one of two Hillsboro, Oregon units to a nearby retail mall. The prior landlord's bankruptcy, combined with the superiority of the new space, made the decision to move compelling. The Company terminated its occupancy lease and recorded a $77,000 loss on the surrender of leasehold improvements. The Company entered into a five-year lease for approximately 4,000 sq. ft. at the new location. This is larger than the operating requirement; therefore the Company has subleased 1,900 sq. ft. of the new space to a non-competing use.

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

Purchase of Cooper's Deli and Pub
---------------------------------
July 1, 2002, the Company acquired three Cooper's Deli units located in Salem, Oregon from Cooper's Inc. The Cooper's units are substantially similar to the Company's existing deli operations. Purchase consideration included $100,000 cash, a $66,500, two-year promissory note, $11,500 assumed liabilities and the forgiveness of a $155,000 promissory note due to the Company. The acquisition cost of $334,000 included $120,000 in tangible assets and $214,000 in goodwill.

Purchase of  Cornell Oaks Property
----------------------------------
January 6, 2003 the Company entered into a Sales and Purchase Agreement for a one acre site in Beaverton, Oregon. The Company has placed a $30,000 deposit on the property and the balance of the purchase price, $745,000, is due and payable at closing which is expected to be in July, 2003. If the Company is able to obtain the necessary land use and other governmental approvals prior to July 7, 2003, the Company plans on building a prototype restaurant at this location.

RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on the Company's condensed consolidated financial statements. Additional required disclosures will be included in future financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company has adopted this statement and there was no material impact on the condensed consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Company adopted the provisions of SFAS No. 145 under its early application provisions in the first quarter of 2003. The Company recorded a loss on extinguishment of debt totaling $97,500 that is included in "Other income (expense)" on the condensed consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has complied with the disclosure requirements of FIN 45. The initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Elmer's Restaurants, Inc. (the "Company" or "Elmer's") (NASDAQ Small Cap Market symbol: ELMS), located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Breakfast o Lunch o Dinner." and "Mitzel's American Kitchen" and an operator of delicatessen restaurants under the names "Ashley's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family.

The Company reached a termination agreement with the Twin Falls franchisee in December 2002 and the Longview franchisee in January 2003. For the 40 weeks ended January 6, 2003, the Company recorded less than $10,000 in franchise fee revenues from these locations.

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

Property, Buildings and Equipment
---------------------------------
When the Company purchases property, buildings and equipment, the assets are recorded at cost. However, when the Company acquires an operating restaurant or business, the Company must allocate the purchase price between the fair market value of the tangible assets acquired and any excess to goodwill. The fair market value of restaurant equipment fixtures and furnishings in an operating restaurant is difficult to separate from the going concern value of the restaurant. Most of the value of the equipment is due to the fact that it is in the restaurant and working. The Company values in place equipment with reference to replacement cost, age and condition, and utility in its intended use.

Intangible Assets
-----------------
The Company reviews the valuation of its intangible assets annually based on its third quarter financial statements. If the fair values of the intangibles were less than their recorded values, an impairment loss would be recognized. The fair values of the reporting units are estimated using multiples of earnings before interest, taxes, depreciation and amortization. The market for these intangibles is limited and the realizable value will differ from the fair values estimated by using a multiple of earnings.

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

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $268,145 and $1,271,290 or $.13 and $.62 in basic earnings per share for the 12 and 40 week periods ended January 6, 2003. These results are compared to reported net income of $242,942 and $814,034, or $.12 and $.40 per share for the 12 and 40 week periods ended January 7, 2002. The approximately $25,000 increase in net income for the 12 weeks ended January 6, 2003 is the result of reduced general and administrative expense as well as reduced interest expense due to reductions in the company's interest bearing debt. The $457,000 increase in net income for the 40 weeks ended

January 6, 2003 is largely attributable to the gain of $.25 per share, net of tax, on sale of the three Southern Oregon restaurants in the first quarter, partially offset by losses totaling $.07 per share on the debt repurchase, relocation and losses on the sale of investments. The Company's total assets as of January 6, 2003 were $17.4 million, which is an increase of approximately $652,000, over total assets as of April 1, 2002. In the 40 weeks ended January 6, 2003, working capital increased approximately $449,000 while notes payable (net of current portion) decreased $862,000. Cash provided by operating activities totaled $1,395,177 for the 40 weeks ended January 6, 2003 compared to $1,445,897 for the 40 weeks ended January 7, 2002. The Company has also placed a temporary $350,000 deposit with the Company's primary food vendor in exchange for improved pricing. The Company is developing an electronic funds transfer
(EFT) invoicing system with this vendor. Once the EFT is in place the deposit will be returned or offset by future purchases. The paydowns and deposit increased prepaid expenses and reduced cash provided by operations.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 40 weeks ended January 6, 2003 and the 12 and 40 weeks ending January 7, 2002 respectively.

For the 12 and 40 week periods ended January 6, 2003, the Company's net income increased 10.3% and 56.2% from the comparable periods in 2002. The Company posted a net after tax gain of approximately $.18 per share in the first fiscal quarter of this year, accounting for much of the $.22 per share improvement in earnings per share. Excluding the net gain posted in the first quarter, the Company's earnings have increased approximately 11% for the forty weeks ended January 6, 2003. Net income as a percentage of total revenue increased from 3.1% for the 40-week period ended January 7, 2002, to 5.2% for the 40 weeks ended January 6, 2003. Net income as a percentage of total revenue increased from 3.1% for the 12-week period ended January 7, 2002, to 3.5% for the 12 weeks ended January 6, 2003.

                                                      RESULTS OF OPERATIONS             RESULTS OF OPERATIONS
Dollar amounts in thousands                          FOR THE 40 WEEKS ENDED             FOR THE 40 WEEKS ENDED
except per share data                                    JANUARY 6, 2003                    JANUARY 7, 2002
                                                         ---------------                    ---------------
                                                                 Percent of                         Percent of
                                                    Amount        Revenues            Amount         Revenues
                                                    ------        --------            ------         --------
Revenues                                           $24,399         100.0%            $26,367           100.0%
Restaurant costs and expenses                       21,072          86.4              22,856            86.7
General and administrative expenses                  1,762           7.2               1,899             7.2
Operating income                                     1,565           6.4               1,612             6.1
Non operating income (expense)                         374           1.5                (369)           (1.4)
Net income                                           1,271           5.2                 814             3.1

Basic earnings per share                             $0.62                             $0.40

                                                      RESULTS OF OPERATIONS              RESULTS OF OPERATIONS
Dollar amounts in thousands                           FOR THE 12 WEEKS ENDED              FOR THE 12 WEEKS ENDED
except per share data                                    JANUARY 6, 2003                    JANUARY 7, 2002
                                                         ---------------                    ---------------
                                                                 Percent of                         Percent of
                                                    Amount        Revenues            Amount         Revenues
                                                    ------        --------            ------         --------
Revenues                                            $7,575         100.0%             $7,906           100.0%
Restaurant costs and expenses                        6,572          86.8               6,812            86.2
General and administrative expenses                    519           6.9                 614             7.8
Operating income                                       484           6.4                 480             6.1
Non operating income (expense)                        (75)          (1.0)               (109)           (1.4)
Net income                                             268           3.5                 243             3.1

Basic earnings per share                             $0.13                             $0.12

REVENUES. Revenues for the 12 and 40 weeks ended January 6, 2003 were 4.2% and 7.5% less, respectively, than the comparable period in 2002, reflecting fewer operating restaurants for most of the current year. Revenues from same store restaurant operations showed an increase of 3.9% and 1.8% for the 12 and 40 weeks ended January 6, 2003 respectively, over the comparable period in 2002. Same store sales at the core Elmer's brand increased 5.7% and 3.8% for the 12 and 40 weeks ended January 6, 2003.

                                          REVENUES                          REVENUES
Dollar amounts in thousands        FOR THE 40 WEEKS ENDED            FOR THE 40 WEEKS ENDED
                                       JANUARY 6, 2003                  JANUARY 7, 2002
                                       ---------------                  ---------------
                                                 Percent of                     Percent of
                                      Amount      Revenues         Amount        Revenues
                                      ------      --------         ------        --------
Restaurant operations:
Restaurant sales                     $20,624        84.6%         $22,785          86.4%
Lottery                                2,865        11.7            2,638          10.0
                                     -------       -----          -------         -----
                                      23,489        96.3           25,423          96.4

Franchise operations                     910         3.7              944           3.6
                                     -------       -----          -------         -----
Total revenue                        $24,399       100.0%         $26,367         100.0%
                                     =======       =====          =======         =====

                                          REVENUES                          REVENUES
Dollar amounts in thousands        FOR THE 12 WEEKS ENDED            FOR THE 12 WEEKS ENDED
                                       JANUARY 6, 2003                  JANUARY 7, 2002
                                       ---------------                  ---------------
                                                 Percent of                     Percent of
                                      Amount      Revenues         Amount        Revenues
                                      ------      --------         ------        --------
Restaurant operations:
Restaurant sales                      $6,359        84.0%          $6,818          86.2%
Lottery                                  926        12.2              803          10.2
                                     -------       -----          -------         -----
                                       7,285        96.2            7,621          96.4

Franchise operations                     290         3.8              285           3.6
                                     -------       -----          -------         -----
Total  revenue                        $7,575       100.0%          $7,906         100.0%
                                     =======       =====          =======         =====

RESTAURANT COSTS AND EXPENSES. A comparison of restaurant costs and expenses as a percent of revenue for the 40 weeks and 12 weeks ended January 6, 2003 and January 7, 2002 are as follows:

                                                 FOR THE FORTY           FOR THE TWELVE
                                                  WEEKS ENDED              WEEKS ENDED
                                               ------------------      ------------------
                                             January 6,  January 7,  January 6,  January 7,
                                                2003        2002        2003        2002
                                               ------      ------      ------      ------
Cost of restaurant sales:
Food and beverage                                28.4%       28.4%       29.0%       28.3%
Labor and related costs                          35.5%       35.8%       34.9%       35.1%
Restaurant operating costs                       13.8%       13.8%       14.1%       14.0%
Occupancy costs                                   6.4%        6.2%        6.5%        6.3%
Depreciation and amortization                     2.3%        2.2%        2.3%        2.5%
Restaurant opening and closing expenses           0.0%        0.3%        0.0%        0.0%
                                               ------      ------      ------      ------
    Total Cost of Restaurant Sales               86.4%       86.7%       86.8%       86.2%
                                               ======      ======      ======      ======

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 6.9% and 7.2% of total revenue for the 12 and 40 weeks ended January 6, 2003 compared to 7.8% and 7.2% of revenues in the comparable period in 2002. Following the sale of the three Southern Oregon restaurants, the Company has worked to reduce G&A expense in conjunction with the reduction in the number of Company owned restaurants. The time required to achieve these cost savings accounts for the increase in G&A expense as a percentage of sales in the first half of the year. These savings and reductions in the cost of the administrative services contract have resulted in a reduction in G&A expense as a percentage of sales in the most recent quarter.

NON-OPERATING (INCOME)/EXPENSE. Non-operating expense was 1.0% of total revenues for the 12 weeks ended January 6, 2003 compared to 1.4% of total revenues in the comparable period in 2002. For the 40 week period ending January 6, 2003, Non-operating income was 1.5% of sales compared to an expense of 1.4% for the comparable period in 2002. The change reflects a net gain of 2.4% of sales on the sale of restaurants, sale of securities and repurchase of debt discussed earlier.

LIQUIDITY AND CAPITAL RESOURCES. As of January 6, 2003, the Company had cash and equivalents of approximately $1,495,000 representing an increase from April 1, 2002 of approximately $841,000. Cash provided by operations was $1.4 million. Cash provided by investing activities was $513,000. Proceeds of $1.3 million from the sale of the Southern Oregon units were offset by capital expenditures of $543,000 and cash used to purchase the Vancouver Elmer's and the Cooper's delis of $314,000. Cash used in financing activities totaled $1.1 million, including $747,500 spent for the repurchase of 10% convertible notes.

The Company repurchased 16,225 shares of its common stock during the quarter ended October 14, 2002 for $88,245. These purchases were made in the NASDAQ market through the Company's broker. The board of directors has authorized the Company to repurchase shares valued, in aggregate, at less than $300,000 annually. This authorization is ongoing and the Company may make additional purchases from time to time.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of January 6, 2003, the Company's primary indebtedness was $2.5 million with GE Capital, $1.6 million in real estate debt with Wells Fargo Bank and $650,000 in convertible notes.

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

The remaining Wells Fargo real estate debt has a weighted-average maturity of
7.1 years, bears interest at an average of 8.2%, requires monthly payments of principal and interest, and is collateralized by three real estate assets.

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

Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximate the book value at January 6, 2003.

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

As previously reported in the Company's Form 8-K dated October 15, 2002, William
W. Service, Chief Executive Officer of the registrant, has resigned his current position for personal reasons. The Board granted the request effective November 1, 2002. Bruce Davis, the Company's President and Chairman, has assumed the responsibilities of the C.E.O. Mr. Service remains an active member of the Board and continues to serve as a strategic advisor to the Company.

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

                  .

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Elmer's Restaurants, Inc.


                             By: /s/ BRUCE N. DAVIS
                                 -------------------------------------------
                                 Bruce N. Davis
                                 President





Dated: February 19, 2003

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

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


/s/ Bruce N. Davis
-----------------------------------
Bruce N. Davis
President
February 19, 2003

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

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

/s/ Dennis R. Miller
-----------------------------------
Dennis R. Miller
Corporate Controller
February 19, 2003

                                  EXHIBIT INDEX


Exhibit
  No.                      Description


3(i)* Restated Articles of Incorporation of the Company (Incorporated herein by reference from Exhibit No. 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988.)

3(ii)* By-Laws of the Company, as amended. (Incorporated herein by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended March 31, 1990.)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Corporate Controller.