Form 10-K
period 2003-03-31
ELMERS RESTAURANTS INC
filed 2003-06-25
CIK 771214

================================================================================
SECURITIES AND EXCHANGE COMMISSION
----------------------------------
WASHINGTON, D.C. 20549
FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED MARCH 31, 2003 OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER 0-14837


                            ELMER'S RESTAURANTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OREGON                                          93-0836824
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

 11802 S.E. Stark St.
   Portland, Oregon                97216                (503) 252-1485
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL            (ZIP CODE)      (REGISTRANT'S TELEPHONE NUMBER,
  EXECUTIVE OFFICES)                                   INCLUDING AREA CODE)


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [_]  No [X]

Aggregate market value of Common Stock held by nonaffiliates of the Registrant at May 15, 2003: $8.5 million. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at May 15, 2003: 2,041,709.


Document                               Part of Form 10-K into which incorporated
--------                               -----------------------------------------
Proxy Statement for 2003 Annual        Part III
Meeting of Shareholders
================================================================================

                                TABLE OF CONTENTS
                                -----------------

Item of Form 10-K                                                           Page

PART I.........................................................................2
     Item 1.     Business......................................................2
     Item 2.     Properties....................................................9
     Item 3.     Legal Proceedings............................................10
     Item 4.     Submission of Matters to a Vote of Security Holders..........10


PART II.......................................................................10
     Item 5.     Market for the Registrant's Common Equity and
                  Related Stockholder Matters.................................10
     Item 6.     Selected Financial Data......................................11
     Item 7.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................12
     Item 7a.    Quantitative and Qualitative Disclosures About Market Risk...17
     Item 8.     Financial Statements and Supplementary Data..................18
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................18


PART III......................................................................18
     Item 10.   Directors and Executive Officers of the Registrant............18
     Item 11.   Executive Compensation........................................18
     Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management...................................................18
     Item 13.   Certain Relationships and Related Transactions................18
     Item 14.   Controls and Procedures.......................................18

PART IV.......................................................................19
     Item 15.   Exhibits, Financial Statement Schedules, and
                 Reports on Form 10-K.........................................19

SIGNATURES....................................................................20

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     The Company, located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "ELMER'S Breakfast o Lunch o Dinner(R)" and "Mitzel's American Kitchen", and operates delicatessen restaurants under the names "Ashley's Cafe", "Richard's Deli and Pub" and "Cooper's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company now owns and operates ten Elmer's restaurants, five Mitzel's American Kitchen restaurants and franchises 20 Elmer's restaurants in six western states. The Company reports on a fiscal year, which ends on the Monday nearest March 31st.

     The Company's corporate office is located at 11802 S.E. Stark Street, Portland, Oregon, 97216; telephone (503) 252-1485, fax (503) 257-7448. The
Company's website address is www.elmers-restaurants.com.

BUSINESS SEGMENTS

     The Company primarily operates in two business segments: restaurant operations and franchising the Elmer's restaurant concept. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for the Company's business segments for fiscal 2003, 2002 and 2001 is discussed in further detail in Note 10 to the financial statements.

     The ten Company-owned Elmer's restaurants are located the following states: five in Oregon; three in Washington; one each in Idaho and California. The Company operates five Mitzel's restaurants all located in the Puget Sound area in the state of Washington. The Company operates six Ashley's restaurants, four Richard's Deli and Pub restaurants and three Cooper's Deli restaurants all of which are located in Oregon.

RECENT ACQUISITIONS AND DEVELOPMENTS

     On January 6, 2003 the Company entered into a Sales and Purchase Agreement for a one acre site in Beaverton, Oregon. The Company has placed a $30,000 deposit on the property and the balance of the purchase price, $745,000, is due and payable at closing which is expected to be in July, 2003. The Company is not obligated to purchase the site unless it is able to obtain the necessary land use and other governmental approvals prior to July 7, 2003, subject to possible extensions. If the Company acquires the site, the Company plans to build a prototype restaurant at this site. The land and building costs would be financed by new term loans of approximately $1.6 million.

     On July 1, 2002, the Company acquired three Cooper's Deli units located in Salem, Oregon from Cooper's Inc. The Cooper's units are substantially similar to the Company's existing deli operations. Purchase consideration included $100,000 cash, a $66,500 two-year promissory note, $11,500 in assumed liabilities and the assumption of a $155,000 promissory note due to the Company. The acquisition cost of $333,000 included $100,000 in tangible assets and $233,000 in goodwill.

     On June 28, 2002 the Company repurchased half ($650,000) of its 10% convertible notes, paying a 15% premium over face value. As permitted by the early adoption provisions of SFAS No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, the total premium of $97,500 was recorded as a loss on extinguishment. In addition to reducing the Company's debt, this transaction eliminates the potential obligation to issue up to 105,000 shares of common stock upon conversion and reduces the Company's required balances in the debt service account by half.

     On May 7, 2002 Elmer's Restaurants, Inc. (the "Company") executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the "Buyer"), refranchising three Company owned Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon. The Company sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer has signed 25-year franchise agreements for each location and will operate the locations under the Elmer's Breakfast o Lunch o Dinner(R) name.

     The Buyer also signed a development agreement to open an additional two units within five years. The first unit, located in Klamath Falls, Oregon, opened October 23, 2002.

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

     As a result of this transaction, the Company posted a one-time gain of approximately $504,000 or 25 cents per share, (net of tax effect) in the quarter ending July 22, 2002. For the fiscal year ended April 1, 2002, revenues from the three restaurants were $5.07 million, contributing $332,000 in earnings before taxes and interest expense. If these three restaurants had been franchised during the year ended April 1, 2002, pro forma franchise fee income would have been approximately $245,000.

     The Company agreed to provide a limited amount of seller financing. The Company accepted a $270,000 note bearing interest at 9% per year payable in 84 equal monthly payments; an approximately $79,500 note bearing interest at 9% payable in 24 equal monthly payments; and an approximately $106,000 inventory note bearing interest at 12% and due in 90 days. To assist with the development of the Klamath Falls restaurant, the Company granted an extension of the inventory note, which has now been paid in full.

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

     The Buyer has indemnified the Company against all losses incurred as a result of the Company's obligations as a Guarantor. This indemnification is personally guaranteed by Mssrs. Brutke and Thomason and their spouses. However, in the event of default by the Buyer of the terms of the occupancy leases, and the failure of Mssrs. Brutke and Thomason to make good on their personal guarantees, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast o Lunch o Dinner(R).

     The Buyer's obligations under the franchise agreements, promissory notes, lease assignments and sublease are guaranteed by the Buyer and personally by Mssrs. Brutke and Thomason and their spouses.

     April 15, 2002 the Company acquired an Elmer's restaurant located in Vancouver, Washington from franchisee and former board member, Paul Welch for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location, and continues to operate the location as an Elmer's restaurant. The purchase price was allocated to the tangible assets of the restaurant. The Company has spent approximately $148,000 remodeling the facility.

     The Company reached a termination agreement with the Twin Falls franchisee in December 2002 and the Longview franchisee in January 2003. For the fiscal year ended March 31, 2003, the Company recorded less than $9,000 in franchise fee revenues from these locations. Subsequent to year-end, the Company has entered into a Franchise Agreement for Coeur d'Alene, Idaho. The Coeur d'Alene location is under construction and expected to open in August 2003.

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

ELMER'S BREAKFAST o LUNCH o DINNER

The Company franchises or operates a total of 30 full-service, family-oriented Elmer's restaurants. These restaurants have a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style with fireplaces in the dining rooms. They are free standing buildings, ranging in size from 4,600 to approximately 10,000 square feet with seating capacities ranging from 120 to 265 people. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Twenty-three of the restaurants have a lounge with seating capacities ranging from 15 to 75 people. The normal hours of operation are from 6 a.m. to 10 or 11 p.m. and to midnight on weekends in some restaurants with lounges.

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

MITZEL'S AMERICAN KITCHEN

     The Company owns and operates five full-service, family-style Mitzel's American Kitchen restaurants located in the Puget Sound region of Washington state. Home-style comfort food is served in a warm atmosphere with friendly service. Most of the restaurants are decorated in a home-style with fireplaces in the dining areas. They are free standing buildings, ranging in size from 5,400 to 6,250 square feet with seating capacities from 166 to 203 people. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Two of the restaurants have a lounge with a seating capacity of 20 to 30. The normal hours of operation are 6:00 a.m. to 10:00 or 11:00 p.m. and to midnight on weekends in restaurants with lounges.

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

ASHLEY'S, RICHARD'S DELI AND PUB AND COOPER'S DELI

     The Company operates a total of six Ashley's restaurants, four Richard's Delis and Pubs and three Cooper's Delis. They are substantially similar in design, size and menu. Ten of the thirteen units are located in retail strip mall locations, one is in a food court in a major indoor mall, and two are free-standing buildings. They range in size from 1,000 to 2,200 square feet with seating capacities ranging from 15 to 30 people. A portion of the dining room is also used for the sale of Oregon lottery games. The normal hours of operation are from 7 a.m. to 10 p.m. and up to 2 a.m. for some restaurants on weekends.

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

     The above brands provide a vehicle for market penetration and unit growth, leveraging off the concept of broad appeal, quick-turn meals and emphasis on service. In a typical market, Ashley's restaurants, Richard's Delis and Pubs and Cooper's Delis experience competition from either other moderately-priced, casual dining and walk-through restaurants or economy sandwich outlets. Ashley's, Richard's and Cooper's differentiate themselves from economy deli competitors by their full table and beer and wine service, attentive wait staff, lottery games, entertaining atmosphere, distinctive decor and consistently high-quality meals.

FRANCHISE OPERATIONS

     In addition to the acquisition and development of additional Company operated restaurants, the Company encourages the strategic development of franchised restaurants in its existing markets as well as other western states. The primary criteria considered by the Company in the selection, review and approval of prospective franchisees is the availability of adequate capital, customer service experience, prior experience in operating full-service restaurants, and ability to directly operate the restaurant. Under a franchise agreement, a franchisor grants to a franchisee the right to operate a business in a manner developed by the franchisor. The franchisee owns the franchised operation independently from the franchisor and, in effect, pays a fee for the right to use the franchisor's name, format, and operational procedures. Franchisees benefit from a common identification, standardized products, and the business reputation and services that a franchisor may provide, such as group advertising, management services, product enhancements, and group buying programs. The franchisee is able to capitalize on a business concept without, in many cases, having to invest substantial capital to develop name recognition, menu items, logos and the like. The franchisor is able to expand its business without having to invest substantial capital in property, buildings and equipment.

     EXISTING FRANCHISEES. The Company's 23 existing franchise agreements generally grant to franchisees the right to operate an Elmer's restaurant in one specific location for 25 years, renewable generally for an additional period of 5 to 25-years. When they entered into franchising agreements, the existing franchisees paid initial franchise fees of up to $35,000 plus additional fees of up to $10,000 if the restaurant had a lounge serving alcoholic beverages. Franchisees pay monthly franchise royalty fees based on the gross revenues of their restaurants. All but one restaurant must contribute up to one percent of gross revenues to a common advertising pool. From time to time, franchised and Company-owned restaurants have agreed to increase advertising pool contributions to one and one-half percent. The Company may terminate a franchise agreement for several reasons including the franchisee's bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the franchise agreement or operations manual, continued material violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business.

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

     The Company estimates that construction costs for a suitable free-standing building, exclusive of land, furniture, fixtures and equipment, will range from approximately $700,000 to $900,000, with actual costs dependent upon local building requirements and construction conditions, as well as configuration and parking requirements.

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

     The Company also has an active program to convert existing restaurants to the Elmer's concept. Candidates for conversion must meet the Company's requirements for location, construction and demographic profile. Conversions must also be consistent with the Elmer's brand image after remodeling. Conversion costs typically range between $300,000 and $500,000.

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

     AREA FRANCHISE AGREEMENTS. Under previous management, the Elmer's franchising operation granted exclusive area franchise agreements, whereby independent entities obtained the exclusive rights to develop Elmer's restaurants within their respective areas. All exclusive area franchise agreements have expired or lapsed, except for Clackamas County, Oregon. The area franchise agreements require the area franchisee to share with the Company the initial fees and the franchise royalty fees for each new restaurant in the area. The Company's share of the initial fees range from $2,500 to $12,500 per restaurant. There are two restaurants covered by area franchise agreements. Under the area franchise agreements, the Company reserves the right to approve each new restaurant franchisee. The area franchise agreements grant the franchisees the right to use the Company's name in the particular area and preclude the Company from opening Company-owned or franchised restaurants in the areas covered by the agreements. The Company does not intend to enter into similar agreements in the future.

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

COMPANY-OWNED RESTAURANTS

     The Company owns and operates 10 Elmer's restaurants, which it acquired or built from 1984 to 2002, five Ashley's restaurants acquired February 18, 1999, four Richard's Deli and Pub restaurants acquired March 31, 1999, one additional Ashley's unit opened January 3, 2001, five Mitzel's American Kitchen restaurants purchased December 13, 2000 and three Cooper's Delis purchased July 1, 2002.

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

     In January 2003, the Company entered into a Sales and Purchase Agreement for a one acre site in Beaverton, Oregon. If the Company is able to obtain the necessary land use and other governmental approvals, the Company plans on building a prototype restaurant at this location. The Company intends to use the prototype restaurant to market the Elmer's concept to prospective franchisees and as a training restaurant for franchise owners and managers.

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

     Five Ashley's restaurants were acquired in a merger with CBW, Inc. on February 18, 1999. These restaurants initially opened in 1995 and 1996. The four Richard's Delis and Pubs were acquired in a purchase of the outstanding stock of Grass Valley Ltd., Inc. on March 31, 1999. The three Cooper's Delis were acquired under a purchase agreement on July 1, 2002. All the restaurants operate on leased property.

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

EMPLOYEES

     As of March 31, 2003, the Company employed 232 persons on a full-time basis, of whom 22 were corporate office personnel and 210 were restaurant personnel. At that date, the Company also employed 469 part-time restaurant and 2 part-time corporate personnel. Of 22 corporate employees, 8 are in upper management positions and the remainder are professional and administrative employees. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent. Most employees, other than management and corporate personnel, are paid on an hourly basis. Many restaurant personnel also receive tips. The Company believes that it provides working conditions, wages and benefits that exceed those of its competition.

     Each Company-operated restaurant employs an average of 45 hourly employees, many of whom work part time on various shifts. The management staff of a typical restaurant consists of a general manager, one kitchen manager, one assistant manager and two shift managers. The Company has an incentive compensation program for restaurant managers that provides for quarterly bonuses based upon the achievement of certain defined goals.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of June 10, 2003, the executive officer and other key personnel of the Company were as set forth below.

Name                   Age              Position
----                   ---              --------
Bruce Davis            42               President and Chief Executive Officer
Gerald Scott           49               Vice President
Dennis Miller          54               Secretary and Corporate Controller

EXECUTIVE OFFICER

     Bruce Davis has served as President and Chairman of Board of Directors since August 1998. Mr. Davis has served as the Chief Executive Officer since November 1, 2002. For more than five years prior to joining the Company, Mr. Davis was President of three companies engaged in the restaurant business:
Jaspers Food Management, Inc. (1993-present), CBW, Inc. (1995-1999), and Oregon Food Management, Inc. (1996-present).

     William Service resigned as Chief Executive Officer of the registrant for personal reasons. The Board granted the request effective November 1, 2002. Bruce Davis, the Company's President and Chairman, has assumed the responsibilities of the C.E.O. Mr. Service remains an active member of the Board and continues to serve as a strategic advisor to the Company.

KEY PERSONNEL

     Gerald Scott has served as Vice President since August 1998, and has more than 30 years experience in restaurant operations. For more than five years prior to joining the Company, Mr. Scott served as Vice President of Operations for Jaspers Food Management, Inc. He served from November 1994 to November 1995 as Regional Director of Operations of Macheezmo Mouse Restaurants, Inc.

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

TRADEMARKS AND SERVICE MARKS

     The Company believes its trademarks and service marks have significant value and are important to its business. The Company has registered the trademarks and service marks "Elmer's Breakfast o Lunch o Dinner" and the Elmer's logo with the U.S. Patent and Trademark Office. The Company also has other trademarks and service marks registered with the U.S. Patent and Trademark Office. It is the Company's policy to pursue registration of its marks whenever possible and to actively protect its marks against infringement.

     The Company grants to each of its Elmer's restaurant franchisees a nonexclusive right to use the trademarks and service marks in connection with and at each franchise location during the term of the franchise agreement.

ADVERTISING AND MARKETING

     Word-of-mouth advertising, new restaurant openings, and the on-premises sale of promotional products have historically been the primary methods of restaurant advertising. The Company employs an advertising consultant to assist in projecting the Elmer's restaurant concept to the general public in the Western states, primarily through magazines, newspapers, and radio and television commercials. The Company maintains a common advertising pool with its franchisees to advertise Elmer's restaurants. After production costs for the advertising campaign have been paid out of the common pool, the remaining money is used for advertising in the various local areas of the franchised restaurants. The Company-owned Elmer's restaurants and all but one of the franchised restaurants are required to participate by contributing one percent of monthly gross revenues. The Company promotes the Mitzel's restaurants with local store marketing initiatives. At the present time, the Company relies principally on word-of-mouth advertising and catering exposure for advertising of Ashley's, Richard's and Cooper's.

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

     The Company is subject to a number of federal and state laws regulating franchise operations and sales. For the most part, those laws impose registration and disclosure requirements on the Company in the offer and sale of franchises but, in certain cases, also apply substantive standards to the relationship between the Company and the franchisees, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain franchise offering materials be registered before franchises can be offered or sold in that state. The Company is also subject to Federal Trade Commission regulations covering disclosure requirements and sales of franchises.

ITEM 2. PROPERTIES

HEADQUARTERS

     The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet. Lease payments totaled approximately $35,000 for fiscal 2003. The lease expires November 30, 2006.

COMPANY-OWNED RESTAURANTS

     COMPANY-OWNED PROPERTIES. The Company owns the real property upon which the following three Company-owned restaurants are located. All of the properties are subject to mortgages in favor of lending institutions.

                                                       Approximate Area
     Elmer's Locations                            Site             Restaurant
     -----------------                            ----             ----------
     Tacoma, Washington                           1.3 acres        6,660 sq. ft.
     Lynnwood, Washington                         1 acre           6,500 sq. ft.
     Boise, Idaho                                 1.3 acres        5,430 sq. ft.
     Beaverton, Oregon - pending transaction
      with closing date of July 2003              1 acre           5,921 sq. ft.

     LEASED PROPERTIES. The Company leases the property upon which the following 25 Corporate-owned restaurants are located. Each lease contains specific terms relating to calculation of lease payment, renewal, purchase options, if any, and other matters.
                                         Approximate Area
     Elmer's Locations                  Restaurant Sq. ft.    Expiration
     -----------------                  ------------------    ----------
     Hillsboro, Oregon                         6,350          January, 2011
     Albany, Oregon                            5,460          February, 2008
     Springfield, Oregon                       9,000          June, 2011
     Palm Springs, California                  5,500          April, 2007
     Portland, Oregon (Delta Park)             6,350          July, 2006
     Vancouver, Washington                     5,900          February, 2004
     Beaverton, Oregon                         5,322          August, 2006

     Mitzel's Locations
     ------------------
     Everett, Washington                       6,200          December, 2005
     Fife, Washington                          5,900          September, 2011
     Kent, Washington                          5,100          April, 2005
     Oak Harbor, Washington                    5,200          April, 2005
     Poulsbo, Washington                       6,500          December, 2004

     Ashley's Locations
     ------------------
     Bend, Oregon (North)                      1,000          December, 2005
     Bend, Oregon (South)                      1,400          August, 2003
     Redmond, Oregon                           1,200          June, 2003
     Eugene, Oregon                            1,700          September, 2003
     Springfield, Oregon (Gateway)               921          January, 2004
     Springfield, Oregon (Thurston)            1,200          March, 2007

     Richard's Locations
     -------------------
     Aloha, Oregon                             1,727          November, 2005
     Hillsboro, Oregon (North)                 1,092          August, 2004
     Hillsboro, Oregon (South)                 4,000          March, 2005
     Tigard, Oregon                            1,743          December, 2007

     Cooper's Deli and Pub
     ---------------------
     Salem, Oregon (Commercial)                1,070          August, 2003
     Salem, Oregon (Keizer)                    1,440          May, 2004
     Salem, Oregon (Lancaster)                 2,390          January, 2008

     The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company engages periodically in remodeling and other capital improvement projects designed to expand and improve the efficiency of its facilities. Of the 13 leases up for renewal in the next two years, the Company holds options to renew 10 of them including each of the Elmer's and Mitzel's locations coming due in the next two years.

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

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AN RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "ELMS."

     The following table sets forth the high and low reported sales prices of the Common Stock in the NASDAQ SmallCap Market for the fiscal year quarters indicated:

                                            Fiscal Year Ended
                               March 31, 2003               April 1, 2002
                           ----------------------        -------------------
                             High          Low             High       Low
1st Quarter                  7.51          4.74            4.86       4.52
2nd Quarter                  6.04          4.90            4.76       4.31
3rd Quarter                  5.42          4.97            5.43       4.40
4th Quarter                  6.50          5.00            5.20       4.33

     Although the Common Stock is traded on the NASDAQ SmallCap Market, there is a relatively low trading volume.

     The Company has not paid or declared cash dividends on its Common Stock. In August 2000 the Company declared a ten-percent stock dividend and in March 2002 a five-percent stock dividend. The Company intends to retain any future earnings to finance growth and does not presently intend to pay dividends or make distributions in cash other than the payment of cash in lieu of functional shares in connection with stock splits, if any, to the holders of Common Stock. Any future dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, debt covenants or other relevant factors.

     As of May 15, 2003, the Company had 155 shareholders of record. The Company estimates there are approximately 400 beneficial shareholders.

UNREGISTERED SALES OF STOCK

     Sales of unregistered Common Stock made by the Company in the last three fiscal years are as follows:

     The Company issued 130,000 shares of Common Stock as part of the consideration paid for the purchase of the six Mitzel's American Kitchen restaurants in December 2000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," other financial information included herein, and Elmer's Restaurants, Inc. consolidated financial statements. The selected financial data set forth below for the Company as of March 31, 2003 and April 1, 2002 and for each of the three years in the period ended March 31, 2003 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of April 2, 2001, March 31, 2000 and 1999 are derived from the consolidated financial statements not included elsewhere herein.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
                                                   March 31,       April 1,        April 2,         March 31,        March 31,
For the fiscal years ended                           2003            2002            2001             2000             1999
Revenues                                          $31,984,292     $33,775,648     $25,852,336      $22,179,574      $11,952,728
Net income                                          1,557,613       1,065,856         956,006          939,549          290,512
Net income per share                                     0.76            0.52            0.48             0.49             0.29
Total assets                                       17,389,303      16,685,283      16,374,147       13,847,208       13,046,684
Long-term notes payable, less current portion       4,439,170       5,366,050       5,798,769        5,124,130        5,703,539
Total liabilities                                   7,639,198       8,396,191       9,129,937        8,209,004        8,348,029
Total shareholder's equity                          9,750,105       8,289,092       7,244,210        5,638,204        4,698,655

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

     The following table presents summarized quarterly results.

                             Quarter 1     Quarter 2     Quarter 3     Quarter 4
FISCAL 2003
  Revenues                  $9,438,069    $7,385,565    $7,575,376    $7,585,282
  Operating Income           1,303,913       512,923       484,444       456,290
  Net Income                   713,082       290,063       268,145       286,323
  Net Income per share      $     0.35    $     0.14    $     0.13    $     0.14
                            ==========    ==========    ==========    ==========

FISCAL 2002
  Revenues                 $10,267,510    $8,193,871    $7,905,618    $7,408,649
  Operating Income             628,475       499,908       478,043       429,053
  Net Income                   314,787       256,305       242,942       251,822
  Net Income per share     $      0.15    $     0.13    $     0.12    $     0.12
                           ===========    ==========    ==========    ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Historical Financial Data" and the financial statements of the Company and the accompanying notes thereto included elsewhere herein. Certain information discussed below may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from projected results. Among those risks, trends and uncertainties are the general economic climate, costs of food and labor, consumer demand, interest rate levels, restrictions imposed by the Company's debt covenants, management control, availability of supplies, changes in government regulation, particularly in relation to lottery rules and compensation, the availability of financing and other risks associated with the acquisition, development and operation of new and existing restaurants. This list of risks and uncertainties is not exhaustive.

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

Property, Buildings and Equipment
---------------------------------
When the Company purchases property, buildings and equipment, the assets are recorded at cost. However, when the Company acquires an operating restaurant or business, the Company must allocate the purchase price between the fair market value of the tangible assets acquired and any excess to goodwill. The fair market value of restaurant equipment fixtures and furnishings in an operating restaurant is difficult to separate from the going concern value of the restaurant. Most of the value of the equipment is due to the fact that it is installed and working. The Company values in place equipment with reference to replacement cost, age and condition, and utility in its intended use.

Intangible Assets
-----------------
The Company reviews and estimates the valuation of its intangible assets annually based on its third quarter financial statements. If the fair values of the intangibles were less than their recorded values, an impairment loss would be recognized. The fair values of the reporting units are estimated using multiples of earnings before interest, taxes, depreciation and amortization. The market for these intangibles is limited and the realizable value will differ from the fair values estimated by the Company.

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

Revenue Recognition
-------------------
The Company's revenue is primarily from cash and credit card transactions. As such, restaurant revenue is generally recognized upon receipt of cash or credit card receipts. Franchise fees based upon a percent of the franchisees gross sales are recognized as the franchisees' sales occur. Revenue from the lottery, which includes traditional ticket based games and video poker games is recorded on a commission basis, that is net of state regulated payouts. Expenses are recorded using accrual accounting based upon when goods and services are used.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board "FASB" issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company's management does not expect that the application of the provisions of this statement will have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivatives embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company's management does not expect that the application of the provisions of this statement will have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO.
123. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on the Company's consolidated financial statements. The Company has adopted the disclosure provisions of SFAS No. 148.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe adoption of this statement will have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This statement rescinds SFAS No. 4, and an amendment of that statement, SFAS No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS. This statement also rescinds SFAS No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS. This statement amends SFAS No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING OF THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS No. 144 is effective for the Company in the first quarter of 2003. The application of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company in the first quarter of 2003. The application of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL Statements, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has complied with the disclosure requirements of FIN 45. The initial recognition and initial measurement provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's consolidated financial statements.

HIGHLIGHTS OF HISTORICAL RESULTS

     The Company reported record net income of approximately $1,558,000, or $.76 basic earnings per share for the year ended March 31, 2003, on sales of approximately $31,984,000. The Company reported net income of approximately $1,066,000, or $.52 per share for the year ended April 1, 2002. For the year ended April 2, 2001, the Company reported net income of approximately $956,000 or $.48 per share. The $492,000 increase in net income is largely attributable to gain on sale of the three Southern Oregon restaurants of $504,000 net of tax, partially offset by losses totaling $141,000 from debt repurchase, restaurant relocation and losses on investments. These gains and losses accounted for approximately 18 cents of the 24 cent increase in basic earnings per share.

     During the year ended March 31, 2003, total assets increased approximately $700,000 to $17.4 million. Increased cash was partly offset by reductions in fixed assets due to the sale and refranchising of three Southern Oregon Elmer's restaurants. During the year ended March 31, 2003, total shareholders' equity increased approximately $1.5 million to $9.75 million, primarily as a result of current year net income.

COMPARISON OF FISCAL YEAR 2003 RESULTS TO HISTORICAL RESULTS OF OPERATIONS Dollar amounts in thousands except per share data

                                                                                    For the Year Ended
                                                      ---------------------------------------------------------------------------
                                                          March 31, 2003              April 1, 2002            April 2, 2001
                                                          --------------              -------------            -------------

                                                                  Percent of                 Percent of                Percent of
                                                       Amount      Revenues       Amount      Revenues      Amount      Revenues
                                                       ------      --------       ------      --------      ------      --------
Revenue                                               $31,984       100.0%       $33,776       100.0%      $25,852       100.0%
Restaurant costs and expenses                          27,711        86.6         29,443        87.2        22,412        86.7
General and administrative expenses                     2,268         7.1          2,298         6.8         1,572         6.1
(Gain) loss on sale of land, buildings, and equipment    (752)       (2.4)             6         0.0          (28)        (0.1)
Operating income                                        2,758         8.6          2,028         6.0         1,896         7.3
Non operating income (expense)                           (440)       (1.4)          (462)       (1.4)         (452)       (1.8)
Net income                                              1,558         4.9          1,066         3.2           956         3.7
Earnings per share                                       $.76                       $.52                      $.48
Weighted average shares outstanding                 2,047,061                  2,058,955                 1,977,227

REVENUE                                                                             For the Year Ended
                                                      ---------------------------------------------------------------------------
                                                         March 31, 2003               April 1, 2002             April 2, 2001
                                                         --------------               -------------             -------------
                                                                  Percent of                 Percent of                Percent of
                                                       Amount      Revenues       Amount      Revenues      Amount      Revenues
Restaurant operations:                                 ------      --------       ------      --------      ------      --------
Restaurant sales                                      $27,051        84.6%       $29,147        86.3%      $21,720        84.0%
Lottery                                                 3,682        11.5          3,412        10.1         3,292        12.7
                                                      -------       -----        -------       -----       -------       -----
                                                       30,733        96.1         32,559        96.4        25,012        99.8

Franchise operations                                    1,251         3.9          1,217         3.6           840         3.2
                                                      -------       -----        -------       -----       -------       -----
Total revenue                                         $31,984       100.0%       $33,776       100.0%      $25,852       100.0%
                                                      =======       =====        =======       =====       =======       =====

     REVENUES. Restaurant sales are comprised of food and beverage sales at Company owned restaurants. Lottery revenues are principally commissions received from the sale of Oregon Lottery products under retailer contracts with the Oregon State Lottery. The contract term is six years and expires July 2004.

     Revenues for the year ended March 31, 2003 were 5.3%, lower than for the comparable period in 2002, reflecting fewer operating restaurants for most of the current year. Revenues from same store restaurant operations showed an increase of 2.4% over the comparable period in 2002. Same store sales at the core Elmer's brand increased 4.2% for the year ended March 31, 2003.

RESTAURANT COSTS AND EXPENSES. A comparison of restaurant costs and expenses as a percent of revenue are as follows:

                                                 FOR THE YEAR ENDED
                                          -------------------------------
                                          MARCH 31,   APRIL 1,    APRIL 2,
                                            2003        2002        2001
                                          --------    -------     -------
Cost of restaurant sales:
Food and beverage                            28.9       28.7        27.6
Labor and related costs                      35.1       35.9        36.3
Restaurant operating costs                   13.9       14.0        13.3
Occupancy costs                               6.3        6.1         6.1
Depreciation and amortization                 2.4        2.3         2.9
Restaurant opening and closing expenses       0.0        0.2         0.5
                                          --------    -------     -------
    Total Cost of Restaurant Sales           86.6       87.2        86.7
                                          ========    =======     =======

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 7.1% of total revenue in fiscal 2003 compared to 6.8% and 6.1% in fiscal 2002 and 2001 respectively. Following the sale of the three Southern Oregon restaurants, the Company has worked to reduce G&A expense in conjunction with the reduction in the number of Company owned restaurants. The time required to achieve these cost savings accounts for the increase in G&A expense as a percentage of sales in the first half of the year.

     NET (GAIN) LOSS ON DISPOSITION OF PROPERTY. As a result of sale of the three Southern Oregon Elmer's restaurants the Company posted a pre-tax gain of approximately $830,000. This gain was partially offset by losses realized on the relocation of one of the Richard's Deli and Pub units of approximately $78,000 on a pre-tax basis.

     NON-OPERATING INCOME/(EXPENSE). Non-operating expense was 1.4% of total revenues for the year ended March 31, 2003 compared to 1.4% and 1.8% of total revenues in the years ended April 1, 2002 and April 2, 2001 respectively. Net interest expense has declined each year as a percentage of revenues. In the current year the Company recorded losses on debt extinguishment and marketable securities equal to 0.5% of total revenues.

     LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2003, the Company had cash and equivalents of approximately $2.2 million representing an increase from April 1, 2002 of approximately $1.5 million. Cash provided by operations was $1.7 million. Cash provided by investing activities was $826,000. Proceeds of $1.3 million from the sale of the Southern Oregon units were offset by capital expenditures of $717,000 and cash used to purchase the Vancouver Elmer's and the Cooper's delis of $314,000. Cash used in financing activities totaled $1.0 million, including $747,500 spent for the repurchase of 10% convertible notes.

     The Company repurchased 16,325 shares of its common stock during the year ended March 31, 2003 for $88,261. These purchases were made in the NASDAQ market through the Company's broker. The board of directors has authorized the Company to repurchase shares valued, in aggregate, at less than $300,000 annually. This authorization is ongoing and the Company may make additional purchases from time to time.

     The Company's primary liquidity needs arise from debt service, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of March 31, 2003, the Company's primary indebtedness was $2.5 million under term loan facilities with GE Capital, $1.6 million in real estate loan facilities with Wells Fargo Bank and $650,000 in convertible notes issued in a private placement.

     The Board of Directors adopted the 1999 Stock Option Plan (the Plan) in February 1999 which provides for the award of incentive stock option to key employees and the award of nonqualified stock options to employee and nonemployee directors. Under the terms of the Plan, the exercise price of the options are determined as the fair market value based on trading values of the Company's common stock at the time the option is granted. Under the Plan 546,000 shares of common stock are authorized for issuance. Options are exercisable upon vesting. Options generally vest 20% annually and expire 10 and 15 years after the date of grant. The Company complies with the disclosure-only provisions of SFAS No. 123 and no compensation cost has been recognized for the Plan.

     In March 2003, the Company granted stock options for 20,000 shares to non-employee directors of the Company. The options vest over five years and have a ten-year term. The exercise price of $5.02 was equal to the market value of the Company's stock on the grant date.

     In April 2002, the Company granted non-executive incentive stock options for 34,000 shares to employees of the Company. The options vest over five years and have a ten-year term. The exercise price of $5.00 was equal to the market value of the Company's stock on the grant date.

     In August 2002, the Company elected to fix the interest rate on the $925,000 portion of the GE Capital loan that had a variable interest rate. The new rate is 7.4% per annum. The GE loans carry a weighted average interest rate of 8.4% and have a maturity of 8.2 years.

     The remaining Wells Fargo real estate debt has a weighted-average maturity of 6.4 years, bears interest at an average of 8.2%, requires monthly payments of principal and interest, and is collateralized by three real estate assets. In June 2003 the Company negotiated a repricing of the notes to a weighted average interest rate of 6.1%.

     The $650,000 in convertible notes have a remaining maturity of approximately five years, bear interest at 10%, require monthly interest-only payments, payments into a Company-held sinking fund, and are subordinated to the other Company funded debt. The notes include a convertible feature that permits the holder to convert the principal of the note into common stock at any time at $6.19 per share. The Company may call the notes with a five percent premium beginning December 2003.

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

CONTRACTUAL OBLIGATIONS

     The Company makes a range of contractual commitments in the ordinary course of business and in conjunction with the acquisition and sale of restaurants. The following table shows the Company's contractual obligations:

                                    Commitment expiration period
                     Total amount
                       committed   1 year or less   1-3 years     4-5 years   5 years or more
---------------------------------------------------------------------------------------------
Term debt             $4,121,980       $332,810      $698,833    $1,100,356      $1,989,981
Convertible debt         650,000                                    650,000
Operating leases       5,958,227      1,431,457     2,171,278     1,179,982       1,175,500
Guarantees             2,364,900        264,250       561,750       416,900       1,122,000
-------------------------------------------------------------------------------------------
Totals               $13,095,107     $2,028,517    $3,431,861    $3,347,248      $4,287,481
                     ===========     ==========    ==========    ==========      ==========

     The covenants to the Company's term debt require the Company to maintain certain leverage and cash flow ratios, discussed in detail in the footnotes to the financial statements. The Company believes it is in compliance with all debt covenants as of the fiscal year ended March 31, 2003, and the Company expects it will continue to be in compliance. However, in the event the Company was out of compliance with the debt covenants, the terms of the loan agreements generally provide for the acceleration of repayment.

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

     Under the terms of lease assignment agreements, the Company has guaranteed certain franchisee occupancy leases for four more years. In one case the guarantee could be extended for up to 15 years. In all cases these guarantees are in turn, personally guaranteed by the franchisee. In the event the franchisee defaulted on the occupancy lease, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast o Lunch o Dinner(R). These guarantees are further discussed in
Note 11 of the financial statements.

INFLATION

     Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of March 31, 2003, a significant percentage of the Company's employees were paid wages equal to or based on the state minimum hourly wage rates. Economic growth that would reduce unemployment or make more jobs available in higher paying industries could directly affect the Company's labor costs. The Company believes that inflation has not had a material impact on its results of operations for fiscal 2003, fiscal 2002 or fiscal 2001. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

SEASONALITY

     The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather-related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     Certain statements in this Form 10-K under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; changes in lottery commissions or regulations; continued NASDAQ listing; weather conditions; construction schedules; and other factors referenced in this Form 10-K.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximates the book value at March 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

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

     PricewaterhouseCoopers LLP 's reports on the financial statements for the year March 31, 2000 contained no adverse opinion nor disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended April 2, 2001 and March 31, 2000, and during the interim period between April 1, 2000, and April 17, 2001, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction PricewaterhouseCoopers LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is included under the caption "Election of Directors" in the Company's definitive proxy statement (the "2003 Proxy Statement") for its 2003 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is included under the caption "Executive Compensation" in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Jaspers Food Management, Inc. ("JFMI") provides some of the Company's administrative and accounting service needs for the operations of the Company's Ashley's, Richard's and Cooper's restaurants. William Service and Bruce Davis each own 36% of the outstanding common stock of JFMI and each serves on JFMI's three-person Board of Directors. JFMI's third director is Cordy Jensen who owns 3.75% of the outstanding common stock of JFMI. Mr. Davis is an executive officer of the Company, Mr. Service resigned as Chief Executive Officer of the Company effective November 1, 2002. Messrs. Service, Davis and Jensen serve on the Company's Board of Directors. For Fiscal 2003, Messrs. Service and Davis each received annual compensation of $30,000 from JFMI.

ITEM 14. CONTROLS AND PROCEDURES

     (A). EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and its Corporate Controller, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     (B). CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

     The Financial Statements listed in the accompanying index on page F-1 are filed as part of this Report.

                  Financial Statements and Schedules                   Page in
                                                                     this Report
                                                                     -----------

Auditor's Reports........................................................F-1

Consolidated Balance Sheets at March 31, 2003 and April 1, 2002..........F-2

Consolidated Statements of Income for the years ended March 31,
2003, April 1, 2002 and April 2, 2001....................................F-3

Consolidated Statements of Changes in Shareholders' Equity for the
years ended March 31, 2003, April 1, 2002 and April 2, 2001..............F-4

Consolidated Statements of Cash Flows for the years ended
March 31, 2003, April 1, 2002 and April 2, 2001..........................F-5

Notes to Consolidated Financial Statements...............................F-6

     No other schedules are included because the required information is inapplicable or is presented in the financial statements or related notes thereto.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Elmer's Restaurants, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Elmer's Restaurants, Inc. and Subsidiaries (the Company), as of March 31, 2003, and April 1, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended March 31, 2003, April 1, 2002, and April 2, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elmer's Restaurants, Inc. and Subsidiaries, as of March 31, 2003, and April 1, 2002, and the results of their operations and their cash flows for the years ended March 31, 2003, April 1, 2002, and April 2, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ MOSS ADAMS, LLP

Portland, Oregon
May 21, 2003

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      March 31,             April 1,
                                                                        2003                 2002
                                                                    ------------         ------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $  2,200,263         $    654,211
  Marketable securities                                                  760,441            1,149,171
  Accounts and franchise fees receivable                                 260,848              315,063
  Notes receivable - related parties, current portion                     81,771              372,712
  Inventories                                                            430,737              411,008
  Prepaid expenses and other                                             227,142              133,424
  Income taxes receivable                                                121,617              114,117
                                                                    ------------         ------------

     Total current assets                                              4,082,819            3,149,706

  Notes receivable - related parties, net of current portion             212,026                   --
  Property, buildings, and equipment, net                              7,075,969            7,654,097
  Goodwill                                                             4,897,743            4,699,164
  Intangible assets                                                      602,709              602,709
  Principal debt service account for convertible debt                    208,929              305,019
  Other assets                                                           309,108              274,588
                                                                    ------------         ------------

TOTAL ASSETS                                                        $ 17,389,303         $ 16,685,283
                                                                    ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current portion                                    $    332,810         $    277,333
  Accounts payable                                                     1,118,167            1,483,823
  Accrued expenses                                                       314,136              166,844
  Accrued payroll and related taxes                                      486,915              403,141
                                                                    ------------         ------------

     Total current liabilities                                         2,252,028            2,331,141

  Notes payable, net of current portion                                4,439,170            5,366,050
  Deferred income taxes                                                  948,000              699,000
                                                                    ------------         ------------

     Total liabilities                                                 7,639,198            8,396,191
                                                                    ------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
  Common stock, no par value, 10,000,000 shares authorized;
     2,041,709 and 2,058,034 shares issued and oustanding
     at March 31, 2003 and April 1, 2002, respectively                 7,283,139            7,371,400
  Retained earnings                                                    2,486,879              929,266
  Accumulated other comprehensive loss, net of taxes                     (19,913)             (11,574)
                                                                    ------------         ------------

     Total shareholders' equity                                        9,750,105            8,289,092
                                                                    ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 17,389,303         $ 16,685,283
                                                                    ============         ============

See accompanying notes.               F-2
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                                For The Years Ended
                                                               ------------------------------------------------------
                                                                 March 31,            April 1,             April 2,
                                                                   2003                 2002                 2001
                                                               ------------         ------------         ------------
REVENUES                                                       $ 31,984,292         $ 33,775,648         $ 25,852,336
                                                               ------------         ------------         ------------

COSTS AND EXPENSES
  Cost of restaurant sales:
    Food and beverage                                             9,239,966            9,681,511            7,123,380
    Labor and related                                            11,219,026           12,131,703            9,383,408
  Restaurant operating costs                                      4,457,256            4,722,310            3,440,809
  Occupancy costs                                                 2,030,596            2,067,785            1,578,267
  Depreciation and amortization                                     754,107              786,593              745,744
  Restaurant opening/closing expenses                                 9,718               53,382              139,909
  General and administrative expenses                             2,268,430            2,297,983            1,571,763
  (Gain) loss on sale of land, buildings, and equipment            (752,377)               5,759              (27,528)
                                                               ------------         ------------         ------------

     Total costs and expenses                                    29,226,722           31,747,026           23,955,752
                                                               ------------         ------------         ------------

     Income from operations                                       2,757,570            2,028,622            1,896,584

OTHER INCOME (EXPENSE)
  Interest income                                                   141,651              109,444              138,845
  Interest expense                                                 (428,174)            (572,210)            (591,311)
  Loss on extinguishment of debt                                    (97,500)                  --                   --
  Loss on sale of marketable securities                             (55,934)                  --                   --
                                                               ------------         ------------         ------------

     Income before provision for income taxes                     2,317,613            1,565,856            1,444,118

     Provision for income taxes                                    (760,000)            (500,000)            (488,112)
                                                               ------------         ------------         ------------

NET INCOME                                                     $  1,557,613         $  1,065,856         $    956,006
                                                               ============         ============         ============
PER SHARE DATA
  Net income per share - basic                                 $       0.76         $       0.52         $       0.48
                                                               ============         ============         ============
  Weighted-average number of common
    shares outstanding - basic                                    2,047,061            2,058,955            1,977,227
                                                               ============         ============         ============

  Net income per share - diluted                               $       0.74         $       0.51         $       0.48
                                                               ============         ============         ============
  Weighted-average number of common
    shares outstanding - diluted                                  2,117,909            2,074,073            2,013,832
                                                               ============         ============         ============

                                      F-3                See accompanying notes.
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                    Common Stock                                     Other            Total
                                            -----------------------------        Retained        Comprehensive     Shareholders'
                                              Shares            Amount           Earnings            Loss             Equity
                                            -----------       -----------       -----------       -----------       -----------

BALANCE, March 31, 2000                       1,665,548       $ 5,242,264       $   395,940       $        --       $ 5,638,204
  10% stock dividend
    (August 18, 2000)                           166,484           978,926          (978,926)               --                --
  Issuance of common stock in
    conjunction with acquistion
    of Mitzel's American Kitchen
    restaurants (December 13, 2000)             130,000           650,000                --                --           650,000
  Net income                                         --                --           956,006                --           956,006
                                            -----------       -----------       -----------       -----------       -----------

BALANCE, April 2, 2001                        1,962,032         6,871,190           373,020                --         7,244,210
  Stock repurchase
    (October 3, 2001)                            (2,000)           (9,400)               --                --            (9,400)
  5% stock dividend
    (March 7, 2002)                              98,002           509,610          (509,610)               --                --
  Comprehensive income:
    Net income                                       --                --         1,065,856                --         1,065,856
    Change in net unrealized loss
      on securities available-for-sale,
      net of taxes                                   --                --                --           (11,574)          (11,574)
                                                                                                                    -----------
        Total comprehensive income                   --                --                --                --         1,054,282
                                            -----------       -----------       -----------       -----------       -----------

BALANCE, April 1, 2002                        2,058,034         7,371,400           929,266           (11,574)        8,289,092
  Stock repurchase
    (July 31, 2002)                             (10,000)          (56,010)               --                --           (56,010)
  Stock repurchase
    (August 9, 2002)                             (6,325)          (32,251)               --                --           (32,251)
  Comprehensive income:
    Net income                                       --                --         1,557,613                --         1,557,613
    Change in net unrealized loss
      on securities available-for-sale,
      net of taxes                                   --                --                --            (8,339)           (8,339)
                                                                                                                    -----------
        Total comprehensive income                   --                --                --                --         1,549,274
                                            -----------       -----------       -----------       -----------       -----------

BALANCE, March 31, 2003                       2,041,709       $ 7,283,139       $ 2,486,879       $   (19,913)      $ 9,750,105
                                            ===========       ===========       ===========       ===========       ===========

See accompanying notes.               F-4
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     For the Years Ended
                                                                     ---------------------------------------------------
                                                                      March 31,            April 1,           April 2,
                                                                        2003                2002                2001
                                                                     -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $ 1,557,613         $ 1,065,856         $   956,006
  Adjustments to reconcile net income to net cash
      from operating activities:
    Depreciation and amortization                                        754,107             786,593             745,744
    Deferred income taxes                                                249,000             (73,000)            (21,000)
    (Gain) loss on disposition of assets                                (752,377)              5,759             (27,528)
    Loss on sale of marketable securities                                 55,934                  --                  --
    Loss on extinguishment of debt                                        97,500                  --                  --
  Changes in assets and liabilities:
    Accounts and franchise fees receivable, inventories,
      and prepaids                                                       (14,907)            (68,806)           (127,282)
    Other assets                                                         (34,520)            (43,582)            (14,702)
    Accounts payable                                                    (380,149)             94,628                  --
    Accrued expenses                                                     231,066             (23,385)            550,136
    Income taxes                                                          (7,500)            (52,492)           (341,395)
                                                                     -----------         -----------         -----------

        Net cash from operating activities                             1,755,767           1,691,571           1,719,979
                                                                     -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, buildings, and equipment                       (716,905)           (793,520)         (1,142,010)
  Purchases of available-for-sale securities                            (410,752)         (1,476,353)                 --
  Proceeds from sale of available-for-sale securities                    735,209             305,904                  --
  Business acquisition                                                  (314,263)           (128,000)         (1,507,472)
  Issuance of notes receivable - related parties                        (129,487)            (75,508)           (275,000)
  Principal collected on notes receivable - related parties              358,920             148,473              33,742
  Proceeds from sale of assets                                         1,303,176             912,938                  --
                                                                     -----------         -----------         -----------

        Net cash from investing activities                               825,898          (1,106,066)         (2,890,740)
                                                                     -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of 10% convertible notes                                           --                  --           1,300,000
  Repurchase of 10% convertible notes                                   (747,500)                 --                  --
  Payments on notes payable                                             (295,942)           (760,319)           (628,433)
  Net change in principal debt service account                            96,090            (302,591)                 --
  Repurchase of common stock                                             (88,261)             (9,400)                 --
                                                                     -----------         -----------         -----------

       Net cash from financing activities                             (1,035,613)         (1,072,310)            671,567
                                                                     -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     1,546,052            (486,805)           (499,194)
CASH AND CASH EQUIVALENTS, beginning of year                             654,211           1,141,016           1,640,210
                                                                     -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, end of year                               $ 2,200,263         $   654,211         $ 1,141,016
                                                                     ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
  Cash paid during the year for:
    Interest                                                         $   428,174         $   572,210         $   591,311
                                                                     ===========         ===========         ===========
    Income taxes                                                     $   527,852         $   667,300         $   850,507
                                                                     ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING TRANSACTIONS
  Sale of property and equipment for notes receivable                $   455,631         $        --         $   142,000
                                                                     ===========         ===========         ===========
  Shares issued in conjunction with Mitzel's acquisition             $        --         $        --         $   650,000
                                                                     ===========         ===========         ===========
  Stock dividends declared                                           $        --         $   509,610         $   988,915
                                                                     ===========         ===========         ===========
  Change in unrealized loss on available-for-sale securities,
    net of taxes                                                     $    13,091         $    11,574         $        --
                                                                     ===========         ===========         ===========
  Assumption of notes receivable as partial consideration
    for purchase of property, equipment, and goodwill                $   175,625         $        --         $        --
                                                                     ===========         ===========         ===========
  Note payable issued in conjunction with acquisition of
    certain assets and goodwill of a company                         $    74,538         $    35,606         $        --
                                                                     ===========         ===========         ===========
  Accrued interest classified as note receivable                     $        --         $    10,182         $        --
                                                                     ===========         ===========         ===========
  Note receivable issued for franchise fee receivable                $        --         $    31,500         $        --
                                                                     ===========         ===========         ===========

                                      F-5                See accompanying notes.
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

ORGANIZATION - As of March 31, 2003, Elmer's Restaurants, Inc., an Oregon corporation, and Subsidiaries (the Company) owned and operated ten Elmer's Restaurants, six Ashley's Deli restaurants, five Mitzel's American Kitchen restaurants, four Richard's Deli and Pub restaurants, three Cooper's Deli and Pub restaurants; and sells franchises that give franchisees the right to operate under the name Elmer's Breakfast Lunch Dinner for a specific restaurant or region. Franchises and Company-owned restaurants are located throughout the western United States.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Elmer's Restaurants, Inc. and its wholly-owned subsidiaries, CBW, Inc., CBW Food Company LLC, Grass Valley Ltd., Inc., and Elmer's Pancake & Steak House, Inc. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES - The preparation of the consolidated financial statements, in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used in the consolidated financial statements include, but are not limited to, those used to determine depreciation and amortization, the allowance for doubtful accounts, the carrying amounts of financial instruments, notes receivable, notes payable, and goodwill in evaluating intangible asset impairment. The amounts ultimately realized from the affected assets will depend, among other factors, on general business conditions and could differ materially in the near-term from the carrying amounts reflected in the consolidated financial statements.

REPORTING PERIODS - The Company reports its quarterly consolidated financial information using a "4-3-3-3" accounting cycle whereby each quarter ends on the last Monday of the respective quarter. Fiscal year 2003 ended March 31, 2003, fiscal year 2002 ended April 1, 2002, and fiscal year 2001 ended April 2, 2001.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable, approximated fair value as of March 31, 2003, and April 1, 2002, because of the relatively short maturity of these instruments. The carrying value of notes receivable approximated fair value as of March 31, 2003, and April 1, 2002, based upon interest rates and terms available for similar investments. The carrying value of notes payable approximated fair value as of March 31, 2003, and April 1, 2002, based upon interest rates and terms available for the same or similar loans.

CASH AND CASH EQUIVALENTS - For purposes of the consolidated statements of cash flows, the Company considers all short-term, highly-liquid investments, with a maturity of three months or less, to be cash equivalents.

The Company's cash equivalents consist of interest-bearing deposits with major banks and money market accounts. Management routinely reviews these investments in order to limit the amount of credit exposure to any one financial institution.

INVESTMENTS - The Company classifies its marketable securities as "available-for-sale." Securities classified as available-for-sale are carried in the consolidated financial statements at fair value based on quoted market prices. Realized gains and losses, determined using the first-in, first-out
(FIFO) method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income.

                                       F-6
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits, marketable securities, and accounts receivable. The Company places its cash deposits with federally insured financial institutions. As of March 31, 2003, the Company's deposits were in excess of the federal insurance limits of $100,000. However, the Company deposits funds with reputable banks. The Company maintained investment accounts with combined balances of $933,540. The funds in these accounts were invested in mutual funds and equity securities. Future changes in market prices may make such investments less valuable. Accounts receivable balances consist primarily of franchise fees receivable, which are deemed fully collectible by the Company.

INVENTORIES - Inventories of food, beverages, and restaurant supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out
(FIFO) method.

PROPERTY, BUILDINGS, AND EQUIPMENT - Property, buildings, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Lives used for calculating depreciation and amortization rates for the principal asset classifications are as follows: buildings - 35 years; automobiles, furniture, fixtures, and equipment - 3 to 7 years; leasehold improvements - life of lease or applicable shorter period. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized. Upon disposal of assets, subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in the consolidated statements of income.

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

ADVERTISING - Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $341,456, $318,081, and $406,987 for the years ending March 31, 2003, April 1, 2002, and April 1, 2001, respectively. Company-owned and franchise restaurants contribute 1% of gross sales to a common advertising fund maintained by the Company.

DERIVATIVE FINANCIAL INSTRUMENTS - The Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company entered into an interest rate swap agreement with a bank to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The agreement effectively changed the Company's interest rate exposure on the covered portion to a fixed percentage. The interest rate swap agreement expired on March 1, 2002.

REVENUE RECOGNITION - Initial license fees from individual and area franchise sales are recognized as revenue when substantially all of the terms and conditions of the franchise agreement are met. The terms of the franchise agreements are generally 25 years. Continuing franchise fees, based on a percentage of sales, are recognized as revenue each month based on the franchisees' monthly sales activity. Lottery revenues are recognized net of prizes and the State of Oregon's share of proceeds. Net lottery revenues were $3,682,000, $3,412,000, and $3,292,000 for the years ending March 31, 2003,
April 1, 2002, and April 2, 2001, respectively.

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
           POLICIES - (continued)

INCOME TAXES - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Income tax expense is the tax payable for the year and the change during the year in net deferred income tax assets and liabilities.

STOCK OPTIONS - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair value-based method of accounting for employee stock options and similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. It encourages, but does not require, the companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

The Company complies with the disclosure-only provisions of SFAS No. 123 and no compensation cost has been recognized for the plan. Had compensation cost for the stock-based compensation plan been determined, based on the fair value of options at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                           March 31,            April 1,             April 2,
                                             2003                 2002                 2001
                                         ------------         ------------         ------------
     Net income - as reported            $  1,557,613         $  1,065,856         $    956,006
     Net income - pro forma              $  1,449,920         $    905,671         $    798,951

     Diluted earnings per share -
       as reported                       $       0.74         $       0.51         $       0.48
     Diluted earnings per share -
       pro forma                         $       0.68         $       0.44         $       0.40


For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           March 31,            April 1,             April 2,
                                             2003                 2002                 2001
                                         ------------         ------------         ------------
     Risk-free interest rate                    4.78%                5.28%                5.50%
     Expected life                           10 years             10 years             10 years
     Expected volatility                          25%                  20%                  26%
     Expected dividend yield                    1.25%                   0%                   0%

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

NET INCOME PER SHARE - Basic earnings per share (EPS) are computed using the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period, if any. Common equivalent shares, if any, are excluded from the computation when their effect is antidilutive.

All references to share and per share information have been adjusted to give effect to stock dividends.

RECLASSIFICATIONS - Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. The Company has included additional detail in the consolidated statements of income. Restaurant operating costs are now broken out on a separate line. These costs include such items as advertising, repairs and maintenance, and credit card discounts. Historically, most of these items have been included under general and administrative. All information presented herein has been reclassifed to conform to the new format. The Company believes that this new format will improve comparability between the Company and its peers. Net income and cash flows were not affected by the reclassifications.

RECENTLY ISSUED ACCOUNTING STANDARDS - In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123. THIS STATEMENT AMENDS SFAS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements. The Company has adopted the disclosure provisions of SFAS No. 148.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe adoption of this statement will have a material impact on the Company's consolidated financial statements.

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
           POLICIES - (continued)

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This statement rescinds SFAS No. 4, and an amendment of that statement, SFAS No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING- FUND REQUIREMENTS. This statement also rescinds SFAS No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS. This statement amends SFAS No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING OF THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS No. 144 is effective for the Company in the first quarter of 2003. The application of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company in the first quarter of 2003. The application of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has complied with the disclosure requirements of FIN 45. The initial recognition and initial measurement provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's consolidated financial statements.

                                      F-10
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2  -  MARKETABLE SECURITIES

Cost and fair value of available-for-sale marketable debt and equity securities at March 31, 2003, are as follows:

                                              Gross               Gross
                          Amortized         Unrealized          Unrealized             Fair
                            Cost               Gain               Losses               Value
                         -----------        -----------         -----------         -----------
     Mutual funds        $   931,768        $    12,532         $   (43,937)        $   900,363
     Equity securities        33,713              2,458              (2,994)             33,177
                         -----------        -----------         -----------         -----------
                         $   965,481        $    14,990         $   (46,931)        $   933,540
                         ===========        ===========         ===========         ===========

These investments are classified on the balance sheet as follows:

                                             Marketable          Money
                                             Securities          Market            Total
                                             ----------        ----------        ----------
     Marketable securities (current asset)   $  760,441        $       --        $  760,441
     Bond sinking fund (noncurrent asset)       173,099            35,830           208,929
                                             ----------        ----------        ----------
                                             $  933,540        $   35,830        $  969,370
                                             ==========        ==========        ==========

Net unrealized holding losses on available-for-sale securities in the amount of $31,941 for the year ended March 31, 2003, have been included in accumulated other comprehensive income, net of income taxes of $12,028. For the year ended March 31, 2003, realized losses on sales of available-for-sale securities were $55,934 and are included in other income.

Cost and fair value of available-for-sale marketable debt and equity securities at April 1, 2002, are as follows:

                                              Gross               Gross
                          Amortized         Unrealized          Unrealized             Fair
                            Cost               Gain               Losses               Value
                         -----------        -----------         -----------         -----------
     Mutual funds        $ 1,251,344        $    13,481         $   (36,011)        $ 1,228,814
     Corporate bonds          91,347                 --              (2,477)             88,870
     Equity securities        75,624              7,297              (1,140)             81,781
                         -----------        -----------         -----------         -----------
                         $ 1,418,315        $    20,778         $   (39,628)        $ 1,399,465
                         ===========        ===========         ===========         ===========

                                      F-11
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2  -  MARKETABLE SECURITIES - (continued)

These investments are classified on the balance sheet as follows:

                                                  Marketable          Money
                                                  Securities          Market            Total
                                                  ----------        ----------        ----------
     Marketable securities (current asset)        $1,149,171        $       --        $1,149,171
     Bond sinking fund (noncurrent asset)            250,294            54,725           305,019
                                                  ----------        ----------        ----------
                                                  $1,399,465        $   54,725        $1,454,190
                                                  ==========        ==========        ==========

Net unrealized holding losses on available-for-sale securities in the amount of $18,850 for the year ended April 1, 2002, have been included in accumulated other comprehensive income, net of income taxes of $7,276.

There were no marketable securities held by the Company at April 2, 2001.

NOTE 3  -  NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:

                                                            March 31,       April 1,
                                                              2003            2002
                                                          ------------    ------------
     Notes receivable from franchisees, bearing
     interest at 9%, secured by a franchise
     agreement and restaurant furniture, fixtures,
     and equipment                                        $    293,797    $         --

     Notes receivable bearing interest at 10.5%,
     secured by a stock pledge agreement for
     15,000 shares of Elmer's Restaurants, Inc.
     common stock                                                   --         154,889

     Note receivable bearing interest at 8%,
     secured by a franchise agreement and
     restaurant furniture, fixtures, and equipment                  --          48,266

     Note receivable bearing interest at 10%,
     secured by a stock pledge agreement for
     50,000 shares of Elmer's Restaurants, Inc.
     common stock                                                   --         135,460

                                      F-12
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3  -  NOTES RECEIVABLE - RELATED PARTIES - (continued)

                                                            March 31,            April 1,
                                                               2003                2002
                                                           -----------         -----------
     Notes receivable from franchisees, bearing
     interest from 12% to 14%                              $        --         $    34,097
                                                           -----------         -----------

     Total notes receivable - related parties                  293,797             372,712
     Less current portion                                      (81,771)           (372,712)
                                                           -----------         -----------

     Notes receivable - related parties,
     net of current portion                                $   212,026         $        --
                                                           ===========         ===========

NOTE 4  -  PROPERTY, BUILDINGS, AND EQUIPMENT

Property, building, and equipment consist of the following:

                                                            March 31,            April 1,
                                                               2003                2002
                                                           -----------         -----------
     Land                                                  $ 1,686,700         $ 1,686,700
     Buildings                                               1,616,437           1,551,378
     Furniture, fixtures, and equipment                      3,502,669           3,981,618
     Leasehold improvements                                  2,623,996           2,505,232
     Automobiles                                                78,774              55,814
                                                           -----------         -----------

         Total property, buildings, and equipment            9,508,576           9,780,742
     Less accumulated depreciation and amortization         (2,432,607)         (2,126,645)
                                                           -----------         -----------

         Property, building, and equipment, net            $ 7,075,969         $ 7,654,097
                                                           ===========         ===========

Depreciation expense charged to operations was $754,107, $786,593, and $598,927 for the years ending March 31, 2003, April 1, 2002, and April 2, 2001, respectively.

In October 2001, the Company's Gresham, Oregon, franchise exercised their option to purchase the land and building leased from the Company. Proceeds from the transaction and the carrying value of the assets were $912,938 and $918,697, respectively. The Company recognized a $5,759 loss as a result of this transaction.

                                      F-13
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5  -  INCOME TAXES

The provision for income taxes consists of current and deferred income tax expense as follows:

                                           March 31,        April 1,          April 2,
                                              2003             2002              2001
                                           ---------        ---------         ---------
     Current:
       Federal                             $ 435,000        $ 487,000         $ 419,112
       State                                  76,000           86,000            90,000
                                           ---------        ---------         ---------

                                             511,000          573,000           509,112
     Deferred                                249,000          (73,000)          (21,000)
                                           ---------        ---------         ---------

         Provision for income taxes        $ 760,000        $ 500,000         $ 488,112
                                           =========        =========         =========

A reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                                  March 31,                   April 1,                  April 2,
                                                    2003                       2002                       2001
                                            --------------------       --------------------       --------------------
     Federal income tax at statutory
         rate                               $ 788,000       34.0%      $ 534,000       34.0%      $ 491,112       34.0%
     State income taxes, net of federal
         income tax benefit                    72,000        3.1          56,000        3.6          52,000        3.6
     Nondeductible expenses                    47,000        2.0          71,000        4.6          42,000        2.9
     Dividend received deduction               (3,000)      (0.1)             --         --              --         --
     Federal income tax credits              (144,000)      (6.2)       (161,000)     (10.2)        (97,000)      (6.7)
                                            ---------       ----       ---------       ----       ---------       ----

                                            $ 760,000       32.8%      $ 500,000       32.0%      $ 488,112       33.8%
                                            =========       ====       =========       ====       =========       ====

Deferred income taxes are the result of provisions in the tax laws that either require or permit certain items of income or expense to be reported for income tax purposes in different periods than they are reported for financial reporting. As of March 31, 2003, and April 1, 2002, the deferred tax liability of $948,000 and $699,000, respectively, primarily represents the difference between the book basis of property, buildings, and equipment and intangibles and the related tax basis of approximately $2,798,000 and $2,056,000, respectively.

                                      F-14
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6  -  NOTES PAYABLE

Notes payable consist of the following:

                                                            March 31,       April 1,
                                                              2003            2002
                                                          ------------    ------------
     Note payable to a financing company, principal and
     interest due monthly at 8.95%, matures July 2011,
     secured by substantially all assets of the Company   $  1,590,934    $  1,715,338

     Note payable to a financing company, principal and
     interest due monthly at 7.38%, matures July 2011,
     secured by substantially all assets of the Company        877,414         950,676

     Note payable to a financial institution, principal and
     interest due monthly at 8.18%, matures January 2011,
     secured by real estate, subsequent to year-end, the
     Company refinanced the note for a term of seven
     years at a rate of 6.17%                                1,106,988       1,150,590

     Note payable to a financial institution, principal and
     interest due monthly at 8.25%, matures February
     2008, secured by real estate, under the terms of the
     note, the interest rate was converted to a fixed rate
     of 5.64% subsequent to year-end                           495,870         526,779

     Convertible notes payable, interest payable monthly
     at 10%, principal due December 2007 (Note 7)              650,000       1,300,000

     Note payable to Coopers, Inc. for the purchase
     of three restaurants, monthly principal payments
     of $2,767, matures June 1, 2004                            41,507              --

     Capital lease payable, monthly payments of $360             9,267              --
                                                          ------------    ------------

     Total notes payable                                     4,771,980       5,643,383
     Less current portion                                     (332,810)       (277,333)
                                                          ------------    ------------

     Notes payable, net of current portion                $  4,439,170    $  5,366,050
                                                          ============    ============

Certain notes payable contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive covenants require the Company to maintain a maximum ratio of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 3.25 to 1.0, and a ratio of cash generation (defined as net income before taxes, interest expense, depreciation, and amortization) to total interest expense plus the prior-period current maturities of long-term debt of at least 2.25 to 1.0.

                                      F-15
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6  -  NOTES PAYABLE - (continued)

Future maturities of notes payable for the following fiscal years are:

     Years ended March 31, 2004                                  $   332,810
                           2005                                      340,024
                           2006                                      358,809
                           2007                                      387,703
                           2008                                    1,362,653
                           Thereafter                              1,989,981
                                                                 -----------

                                                                 $ 4,771,980
                                                                 ===========

All interest costs incurred during the years ended March 31, 2003, April 1, 2002, and April 2, 2001, have been expensed during the respective periods.

NOTE 7  -  CONVERTIBLE DEBT

The Company's outstanding convertible debt of $650,000 at March 31, 2003, and $1,300,000 at April 1, 2002, and April 2, 2001, is convertible into shares of the Company's common stock at a price of $6.19 per share. The notes are subject to conversion, in whole but not in part, at any time following May 1, 2001, into unregistered shares of the Company's common stock, at the option of the holder. The notes also contain a call feature whereby the Company may call the notes for call prices designated at a percent of the face value as follows:

     For the Period                                              Call Price
     -------------------------------------------                 ----------
     December 1, 2003, through November 30, 2004                    105%
     December 1, 2004, through November 30, 2005                    103%
     December 1, 2005, through November 30, 2006                    101%
     December 1, 2006, through the maturity date                    100%

Under the terms of the convertible debt notes, the Company is required to make monthly payments (through December 2007) of principal in the amount of $7,738 to a principal debt service account. The balance in the account was $208,929 at March 31, 2003. The balance in the account was $305,019 at April 1, 2002.

In the first quarter of 2003, the Company repurchased $650,000 of their convertible debt. A $97,500 loss was recognized from this repurchase.

                                      F-16
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8  -  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities under operating lease agreements. Minimum fiscal year rental commitments for the year ending March 31, 2003, for property, buildings, and equipment with noncancellable terms of more than one year are:

     Years ended March 31, 2004                                  $ 1,431,457
                           2005                                    1,225,611
                           2006                                      945,667
                           2007                                      697,291
                           2008                                      482,701
                           Thereafter                              1,175,500
                                                                 -----------

                                                                   5,958,227
     Less sublease rental income                                     (44,328)
                                                                 -----------

                                                                 $ 5,913,899
                                                                 ===========

The leases generally provide for additional rentals based upon a specified percentage of sales and require the Company to pay certain other costs. Rental expense on operating leases amounted to approximately $1,804,000, $1,819,000, and $1,431,000 for the years ending March 31, 2003, April 1, 2002, and April 2, 2001, respectively.

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

Jaspers Food Management, Inc. (JFMI), is a privately-held restaurant management company. Certain officers and directors of the Company hold a majority interest in JFMI. Accounts payable and other liabilities due to the affiliate are due on demand and accrue interest at an annual rate of 10.5% based on the outstanding balance over 28 days. No interest has been accrued or paid under the agreement. Under the terms of a management services agreement, the affiliate provides substantially all store labor, management, accounting, human resources, training, and other administrative services related to the operation of the six Ashley's Delis, four Richard's Deli and Pub, and three Cooper's Deli and Pub restaurants. Labor and related expenses were $1,003,000, $842,000, and $930,000 as of March 31, 2003, April 1, 2002, and April 2, 2001, respectively. Amounts outstanding with JFMI are as follows:

                                                  March 31,      April 1,
                                                    2003          2002
                                                  --------      --------

     Accounts payable                             $ 32,132      $  7,231
                                                  ========      ========

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

The consolidated results of operations and other selected financial information, from restaurant and franchise operations, are presented after elimination of intercompany transactions:

                                                   March 31,           April 1,             April 2,
                                                     2003                2002                 2001
                                                 ------------        ------------         ------------
     Revenues:
       Restaurant operations                     $ 30,732,800        $ 32,558,606         $ 25,011,807
       Franchise operations                         1,251,492           1,217,042              840,529
                                                 ------------        ------------         ------------

         Consolidated                            $ 31,984,292        $ 33,775,648         $ 25,852,336
                                                 ============        ============         ============
     Income from operations:
       Restaurant operations                     $  1,540,213        $  1,812,031         $  1,731,667
       Gain (loss) on sale of land,
        buildings, and equipment                      752,377              (5,759)              27,528
       Franchise operations                           464,980             222,350              137,389
                                                 ------------        ------------         ------------

         Consolidated                            $  2,757,570        $  2,028,622         $  1,896,584
                                                 ============        ============         ============
     Capital and intangible expenditures:
       Restaurant operations                     $    701,052        $    945,497         $  3,206,615
       Franchise operations                            15,565              29,035               92,867
                                                 ------------        ------------         ------------

         Consolidated                            $    716,617        $    974,532         $  3,299,482
                                                 ============        ============         ============
     Depreciation and amortization:
       Restaurant operations                     $    754,107        $    739,293         $    692,755
       Franchise operations                                --              47,300               52,989
                                                 ------------        ------------         ------------

         Consolidated                            $    754,107        $    786,593         $    745,744
                                                 ============        ============         ============
     Assets:
       Restaurant operations                     $ 15,727,619        $ 16,114,277         $ 15,246,621
       Franchise operations                         1,661,684             571,006            1,127,526
                                                 ------------        ------------         ------------

         Consolidated                            $ 17,389,303        $ 16,685,283         $ 16,374,147
                                                 ============        ============         ============

The number of Company-owned stores and operating franchises is as follows:

                                                   March 31,           April 1,             April 2,
                                                     2003                2002                 2001
                                                 ------------        ------------         ------------
     Company-owned stores                             28                  27                   26
     Operating franchises                             20                  20                   19

                                      F-18
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11  -  RESTAURANT ACQUISITIONS AND DISPOSITIONS

PURCHASE OF CORNELL OAKS PROPERTY - On January 6, 2003, the Company entered into a Sales and Purchase Agreement for a one-acre site in Beaverton, Oregon. The Company has placed a $30,000 deposit on the property and the balance of the purchase price of $745,000 is due and payable at closing, which is expected to be in July 2003. If the Company is able to obtain the necessary land use and other governmental approvals prior to July 7, 2003, the Company plans on building a prototype restaurant at this location.

PURCHASE OF COOPER'S DELI AND PUB - On July 1, 2002, the Company acquired three Cooper's Deli units located in Salem, Oregon, from Cooper's Inc. The Cooper's units are substantially similar to the Company's existing deli operations. Purchase consideration included $100,000 cash, a $66,500 two-year promissory note, $11,500 assumed liabilities, and the forgiveness of a $155,000 promissory note due to the Company. The acquisition cost of $333,000 included $100,000 in tangible assets and $233,000 in goodwill.

SALE OF SOUTHERN OREGON ELMER'S - Effective May 7, 2002, the Company executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the Buyer), refranchising three of the Company's Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon. The Company sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer has signed 25-year franchise agreements for each location and will operate the locations under the Elmer's Breakfast Lunch Dinner name.

The Buyer signed a development agreement to open an additional two units within five years. The first unit located in Klamath Falls, Oregon, opened October 23, 2002. As a result of this transaction, the Company posted a one-time gain of approximately $504,000 in the quarter ending July 22, 2002.

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

The Company has assigned its rights and obligations under the occupancy leases for the Medford and Roseburg locations. The Company remains a guarantor of the Medford lease until April 2007. The Company's guarantee of the Roseburg lease could extend until 2018 if the Buyer exercises its options in 2003, 2008, and 2013. The Company has subleased the Grants Pass location to the Buyer for five years under substantially the same terms and conditions as the underlying master lease. Provided that all parties are in good standing under the lease at the end of the sublease, the Grants Pass landlord has agreed to lease directly to the Buyer under substantially similar terms.

The Buyer has indemnified the Company against all losses incurred as a result of the Company's obligations as a Guarantor. This indemnification is personally guaranteed by Mssrs. Brutke and Thomason and their spouses. However, in the event of default by the Buyer of the terms of the occupancy leases, and the failure of Mssrs. Brutke and Thomason to make good on their personal guarantees, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast Lunch Dinner.

The Buyer's obligations under the franchise agreements, promissory notes, lease assignments, and sublease are guaranteed by the Buyer and personally by Mssrs. Brutke and Thomason and their spouses.

                                      F-19
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11  -  RESTAURANT ACQUISITIONS AND DISPOSITIONS - (continued)

ACQUISITION OF VANCOUVER RESTAURANT - On April 15, 2002, the Company acquired an Elmer's restaurant located in Vancouver, Washington, from franchisee and former Board member, Paul Welch, for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location and continues to operate the location as an Elmer's restaurant. The purchase price was allocated to the tangible assets of the restaurant. The Company has spent approximately $148,000 remodeling this facility.

ACQUISITION OF ROSEBURG RESTAURANT - On April 12, 2001, the Company executed an asset purchase agreement with Sandpiper Restaurants of Oregon, LLC, acquiring substantially all the assets of the Roseburg, Oregon, restaurant for $128,000 in cash and a promissory note payable to seller for $35,600. The acquisition cost of $164,000 was allocated to the fair market value of the assets acquired ($124,000) and the excess to goodwill ($40,000). The Company converted the restaurant to the Elmer's concept and opened in June 2001. As further described above, the Company sold and refranchised this location on May 7, 2002.

ACQUISITION OF MITZEL'S RESTAURANTS - Effective December 13, 2000, the Company executed an asset purchase agreement with the owners of six Mitzel's American Kitchen restaurants, acquiring substantially all the assets of those locations for $975,000 in cash and issuance of 130,000 shares of the Company's restricted common stock. These locations are wholly-owned and operated as a division of the Company. The acquisition was recorded as a purchase and the excess of the acquisition cost over market fair value of the tangible assets acquired was allocated to goodwill. The total cost of the acquisition was as follows:

     Cash                                                         $   975,000
     Value of 130,000 shares of common stock issued
       in conjunction with the transactions                           650,000
     Assumed liabilities, closing, and relocation expenses            122,245
     Related legal and other transaction costs                         65,009
                                                                  -----------

                                                                  $ 1,812,254
                                                                  ===========

The acquisition cost of $1,812,254 was allocated to the fair market value of the assets acquired ($1,024,900) and the excess to goodwill ($787,354).

ACQUISITION OF SPRINGFIELD RESTAURANT - On August 1, 2000, the Company executed an asset purchase agreement with Hospitality Two LLC, acquiring substantially all the assets of the Springfield, Oregon, restaurant and lounge for $325,000 in cash. The Company converted the restaurant to the Elmer's concept and opened in November of 2000. The acquisition cost of $345,630 was allocated to the fair market value of the assets acquired ($109,110) and the excess to goodwill ($236,520).

NOTE 12 - GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criteria and no changes were considered necessary to the previously recognized intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles (those deemed to have indefinite life) will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles are determined to be more than their fair value.

                                      F-20
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12  -  GOODWILL AND INTANGIBLE ASSETS - (continued)

The Company adopted SFAS No. 142 effective April 3, 2001. The changes in the carrying amount of goodwill and intangible assets for the years ended March 31, 2003, and April 1, 2002, are as follows:

                                          Goodwill           Intangibles
                                         -----------         -----------

     Balance as of April 3, 2001         $ 4,642,152         $   602,709
     Acquired during the year                 57,012                  --
                                         -----------         -----------

     Balance as of April 1, 2002           4,699,164             602,709
     Acquired during the year                232,929                  --
     Sold during the year                    (34,350)                 --
                                         -----------         -----------

     Balance as of March 31, 2003        $ 4,897,743         $   602,709
                                         ===========         ===========

Components of goodwill are tested for impairment in the third quarter. The fair market value of the reporting units as estimated using multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) resulted in no impairment of goodwill.

The pro forma effect of adjusted net income, basic, and diluted earnings per share are as follows:

                                                   March 31,           April 1,              April 2,
                                                     2003                2002                 2001
                                                 ------------        ------------         ------------
     Net income:
       Reported net income                       $  1,557,613        $  1,065,856         $    956,006
       Add back: Goodwill
         amortization, net of tax                          --                  --               97,715
       Add back: Trademark
         amortization, net of tax                          --                  --               13,300
                                                 ------------        ------------         ------------

             Adjusted net income                 $  1,557,613        $  1,065,856         $  1,067,021
                                                 ============        ============         ============

     Basic earnings per share:
       Reported net income                       $       0.76        $       0.52         $       0.48
       Add back: Goodwill
         amortization, net of tax                          --                  --                 0.05
       Add back: Trademark
         amortization, net of tax                          --                  --                 0.01
                                                 ------------        ------------         ------------

             Adjusted net income                 $       0.76        $       0.52         $       0.54
                                                 ============        ============         ============
     Diluted earnings per share
       Reported net income                       $       0.74        $       0.51         $       0.48
       Add back: Goodwill
         amortization, net of tax                          --                  --                 0.05
       Add back: Trademark
         amortization, net of tax                          --                  --                 0.01
                                                 ------------        ------------         ------------

             Adjusted net income                 $       0.74        $       0.51         $       0.54
                                                 ============        ============         ============

                                      F-21
--------------------------------------------------------------------------------

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

The Company formed a 401(k) profit sharing plan on April 1, 2000, whereby eligible employees may contribute up to 20% of their regular earnings. Employees are eligible to participate after one year of halftime employment with the Company and attainment of 21 years of age. The plan provides that the Company can also make matching and other contributions to the plan. The Company contributed $44,617, $44,385, and $29,000 to the plan for the years ended March 31, 2003, April 1, 2002, and April 2, 2001, respectively.

NOTE 14  -  STOCK OPTIONS

The Board of Directors adopted the 1999 Stock Option Plan in February 1999 which provides for the award of incentive stock options to key employees and the award of nonqualified stock options to employee and nonemployee directors. Under the terms of the plan, the exercise price of the options are determined as the fair market value based on trading values of the Company's common stock at the time the option is granted. Under the plan, 546,000 shares of common stock are authorized for issuance. Options are exercisable upon vesting. Options generally vest 20% annually and expire 10 to 15 years after the date of grant.

A summary of the Company's stock options and changes during the years ended March 31, 2003, April 1, 2002, and April 2, 2001, is presented below:

                                                                Weighted-
                                                                Average
                                              Options           Exercise
                                            Outstanding           Price
                                              --------          --------
     Balance, March 31, 2000                   368,301          $   4.54
     Options granted                            94,500          $   4.69
     Options cancelled                         (21,945)         $   4.44
                                              --------

     Balance, April 2, 2001                    440,856          $   4.58
     Options granted                             8,400          $   4.76
     Options cancelled                         (37,869)         $   4.44
                                              --------

     Balance, April 2, 2002                    411,387          $   4.59
     Options granted                            54,000          $   5.01
     Options cancelled                         (50,763)         $   4.53
                                              --------

     Balance, March 31, 2003                   414,624          $   4.65
                                              ========

                                      F-22
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14  -  STOCK OPTIONS - (continued)

The following table summarizes information on stock options outstanding as of March 31, 2003:

                                                                         Options Exercisable
                                   Weighted-                         ----------------------------
                                    Average          Weighted-                          Weighted-
                                   Remaining          Average                            Average
    Exercise           Number     Contractual        Exercise          Number           Exercise
      Price         Outstanding   Life - Years         Price         Exercisable          Price

    $   3.92          136,437          9.00          $   3.92          116,426          $   3.92
    $   4.52           34,125          7.70          $   4.52           13,650          $   4.52
    $   4.76            8,400         13.92          $   4.76            1,680          $   4.76
    $   5.00           52,225          9.29          $   5.00           10,290          $   5.00
    $   5.02           20,000         14.93          $   5.02               --          $   5.02
    $   5.09           42,161            --          $   5.09           25,297          $   5.09
    $   5.15          121,276         11.05          $   5.15          121,276          $   5.15



There were 131,376 shares of common stock reserved for the grant of stock options under the Plan at March 31, 2003.


                                      F-23
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Elmer's Restaurants, Inc.


                                           By: BRUCE N. DAVIS
                                               ---------------------------------
                                               Bruce N. Davis
                                               Chief Executive Officer
Dated: June 23, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Elmer's Restaurants, Inc., in the capacities and on the dates indicated.

SIGNATURE                       TITLE                             DATE
---------                       -----                             ----

/s/ Bruce N. Davis              Chairman of the Board and         June 23, 2003
-------------------------       Chief Executive Officer
Bruce N. Davis

/s/ Dennis R. Miller            Secretary and Corporate           June 23, 2003
-------------------------       Controller
Dennis R. Miller

/s/ William W. Service          Director                          June 23, 2003
-------------------------
William W. Service

/s/ Thomas C. Connor            Director                          June 23, 2003
-------------------------
Thomas C. Connor

/s/ Corydon H. Jensen           Director                          June 23, 2003
-------------------------
Corydon H. Jensen

/s/ Richard Williams            Director                          June 23, 2003
-------------------------
Richard Williams

/s/ Donald Woolley              Director                          June 23, 2003
-------------------------
Donald Woolley

/s/ Dennis M. Waldron           Director                          June 23, 2003
-------------------------
Dennis M. Waldron

                                  CERTIFICATION


     I, Bruce N. Davis, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Elmer's Restaurants, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                   (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Bruce N. Davis
-----------------------
Bruce N. Davis
Chief Executive Officer
June 23, 2003

                                  CERTIFICATION


     I, Dennis R. Miller, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Elmer's Restaurants, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                   (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Dennis R. Miller
----------------------
Dennis R. Miller
Corporate Controller
June 23, 2003

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


  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
           of Chief Executive Officer.                                       24



  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
           of Corporate Controller.                                          25