Form 10-Q
period 2003-07-21
ELMERS RESTAURANTS INC
filed 2003-09-04
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 21, 2003 or

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

Number of shares of Common Stock outstanding at September 1, 2003: 2,041,709

                            ELMER'S RESTAURANTS, INC.
                            -------------------------
                                      INDEX

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART I:  FINANCIAL INFORMATION
         Item 1.           Financial Statements                                         3
                           Condensed Consolidated Balance Sheets,
                               July 21, 2003 (Unaudited) and
                               March 31, 2003

                           Condensed Consolidated Statements of Operations,             4
                               Sixteen weeks ended July 21, 2003 and July 22, 2002
                               (Unaudited)

                           Condensed  Consolidated  Statements of Cash Flows,           5
                            Sixteen weeks ended July 21, 2003 and July 22, 2002
                               (Unaudited)

                           Notes to Condensed Consolidated Financial Statements         6

         Item 2.           Management's Discussion and Analysis of Financial           10
                               Statements

         Item 3.           Quantitative and Qualitative Disclosures about Market       14
                           Risk

         Item 4.           Controls and Procedures                                     15

PART II: OTHER INFORMATION AND SIGNATURES

         Item 5.           Other Information                                           15

         Item 6.           Exhibits and Reports on Form 8-K                            15

                           Signatures                                                  16

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JULY 21, 2003        MARCH 31, 2003
                                                                                    -------------------   ------------------
                                                                                        (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                                                         $          2,482,899  $         2,200,263
Marketable securities                                                                          746,294              760,441
Accounts receivable                                                                            253,186              260,848
Notes receivable - franchisees and related parties, current portion                            189,293               81,771
Inventories                                                                                    413,072              430,737
Prepaid expenses and other                                                                     513,422              227,142
Income taxes receivable                                                                          6,117              121,617
                                                                                    -------------------   ------------------

      Total current assets                                                                   4,604,283            4,082,819

Notes receivable - franchisees and related parties, net of current portion                     198,088              212,026
Property, buildings and equipment, net                                                       7,037,370            7,075,969
Goodwill                                                                                     4,897,743            4,897,743
Intangible assets                                                                              602,709              602,709
Principal debt service account for convertible debt                                            239,881              208,929
Other assets                                                                                   284,707              309,108
                                                                                    -------------------   ------------------

      Total assets                                                                $         17,864,781  $        17,389,303
                                                                                    ===================   ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion                                                    $            332,308  $           332,810
Accounts payable                                                                             1,160,564            1,118,167
Accrued expenses                                                                               440,093              314,136
Accrued payroll and related taxes                                                              476,038              486,915
                                                                                    -------------------   ------------------

      Total current liabilities                                                              2,409,003            2,252,028

Notes payable, net of current portion                                                        4,346,124            4,439,170
Deferred income taxes                                                                          959,056              948,000
                                                                                    -------------------   ------------------

      Total liabilities                                                                      7,714,183            7,639,198
                                                                                    -------------------   ------------------

Commitments and contingencies

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 2,041,709 shares
issued and outstanding.                                                                      7,283,139            7,283,139
Retained earnings                                                                            2,849,984            2,486,879
Accumulated other comprehensive gain (loss), net of taxes                                       17,475              (19,913)
                                                                                    -------------------   ------------------
      Total shareholders' equity                                                            10,150,598            9,750,105
                                                                                    -------------------   ------------------

      Total liabilities and shareholders' equity                                  $         17,864,781  $        17,389,303
                                                                                    ===================   ==================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE SIXTEEN WEEKS ENDED
                                                         ---------------------------------------------
                                                              JULY 21,                 July 22,
                                                                2003                     2002
                                                         --------------------    ---------------------
                                                             (Unaudited)             (Unaudited)
REVENUES                                                  $       10,059,012      $         9,438,069
                                                         --------------------    ---------------------

COSTS AND EXPENSES:

Cost of restaurant sales:
 Food and beverage                                                 3,099,959                2,649,753
 Labor and related costs                                           3,398,561                3,421,296
 Restaurant operating costs                                        1,378,674                1,287,817
 Occupancy costs                                                     635,805                  612,559
 Depreciation and amortization                                       252,147                  221,032
 Restaurant opening and closing expenses                                   -                    9,717
General and administrative expenses                                  670,902                  687,328
Loss (gain) on sale of land, buildings and equipment                   4,071                 (755,346)
                                                         --------------------    ---------------------

                                                                   9,440,119                8,134,156
                                                         --------------------    ---------------------

INCOME FROM OPERATIONS                                               618,893                1,303,913

OTHER INCOME (EXPENSE):
 Interest income                                                      24,756                   72,347
 Interest expense                                                   (115,993)                (134,151)
 Loss on debt extinguishment                                               -                  (97,500)
 Gain (loss) on sale of marketable securities                          3,449                  (55,934)
                                                         --------------------    ---------------------

  Income before provision for income taxes                           531,105                1,088,675

Income tax provision                                                (168,000)                (375,593)
                                                         --------------------    ---------------------

  NET INCOME                                              $          363,105      $           713,082
                                                         ====================    =====================

PER SHARE DATA:

  Net income per share - Basic                            $             0.18      $              0.35
                                                         ====================    =====================

  Weighted average number of
  common shares outstanding - Basic                                2,041,728                2,058,003
                                                         ====================    =====================

  Net income per share - Diluted
  common shares outstanding                               $             0.17      $              0.32
                                                         ====================    =====================

  Weighted average number of
  common shares outstanding - Diluted                              2,131,478                2,229,839
                                                         ====================    =====================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

               ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the 16 weeks ended
                                                                                       -------------------------------------------
                                                                                             JULY 21,                 JULY 22,
                                                                                               2003                     2002
                                                                                       --------------------     ------------------
Cash flows from operating activities:
Net income                                                                              $          363,105        $       713,082
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                                  252,147                221,032
    Net loss (gain) on disposition of property                                                       4,071               (755,346)
    Gain (loss) on sale of marketable securities                                                    (3,449)                55,934
    Loss on debt extinguishment                                                                          -                 97,500
    Changes in assets and liabilities:
      Current assets                                                                              (383,953)              (202,380)
      Other assets                                                                                  24,401                (55,829)
      Accounts payable                                                                              42,397               (275,317)
      Accrued expenses                                                                              96,609                134,174
      Income taxes                                                                                 115,500                316,627
                                                                                       --------------------     ------------------

        Net cash provided by operating activities                                                  510,828                249,477
                                                                                       --------------------     ------------------

Cash flows from investing activities:
  Additions to property, buildings and  equipment                                                 (220,119)              (301,913)
  Purchases of available-for-sale securities                                                      (146,100)              (115,381)
  Proceeds from sale of available-for-sale securities                                              230,611                      -
  Business acquisition                                                                                   -               (314,263)
  Issuance of note receivable                                                                            -               (129,488)
  Principal collected on note receivables                                                           29,416                 37,893
  Proceeds from sale of assets                                                                       2,500              1,319,356

                                                                                       --------------------     ------------------

        Net cash (used in) provided by investing activities                                       (103,692)               496,204
                                                                                       --------------------     ------------------
Cash flows from financing activities:
  Repurchase of convertible notes                                                                        -               (747,500)
  Net change in principal debt service accounts                                                    (30,952)               157,995
  Payments on notes payable                                                                        (93,548)               (81,725)
                                                                                       --------------------     ------------------

        Net cash used in financing activities                                                     (124,500)              (671,230)
                                                                                       --------------------     ------------------

        Net change in cash and cash equivalents                                                    282,636                 74,451

Cash and cash equivalents, beginning of period                                                   2,200,263                654,211
                                                                                       --------------------     ------------------

Cash and cash equivalents, end of period                                               $         2,482,899      $         728,662
                                                                                       ====================     ==================
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                             $           115,993      $         134,151
                                                                                       ====================     ==================

  Income taxes                                                                         $            52,500      $          60,100
                                                                                       ====================     ==================
Supplemental disclosures of non-cash transactions:
  Sale of equipment for note receivable                                                $                 -      $         455,631
                                                                                       ====================     ==================
Change in unrealized gain (loss) on available-for-sale securities, net of taxes        $            48,471      $             (60)
                                                                                       ====================     ==================
Change in fair market value of interest rate swap agreement                            $           (11,083)     $               -
                                                                                       ====================     ==================
Forgiveness of notes receivable as partial consideration for
purchase of property, equipment and goodwill                                                                              175,625
                                                                                       ====================     ==================
Notes payable issued or assumed in conjunction with
acquisition of certain restaurants                                                     $                 -      $          74,538
                                                                                       ====================     ==================
Note receivable issued for franchise fee receivable                                    $           123,000      $               -
                                                                                       ====================     ==================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all the information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. Operating results reflected in the interim consolidated financial statements are not necessarily indicative of the results that may be expected for the year ended March 29, 2004.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiaries, and their results of operations and cash flows.

The Company had comprehensive income of $37,388 for the sixteen weeks ended July 21, 2003. This was composed of an increase in the market value of available-for-sale securities of $48,471 (net of taxes) partially offset by the liability associated with an interest rate swap agreement of $11,083 (net of taxes).

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criteria and no changes were considered necessary to the previously recorded intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles (those deemed to have an indefinite life) will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles are determined to be more than their fair value. The Company's intangible assets were tested for impairment in the third quarter of the fiscal year ended March 31, 2003 and no impairment was found.

Interest rate swap agreement - In June 2003, and in conjunction with the modification of the Wells Fargo real estate debt agreement discussed below, the Company entered into an interest rate swap agreement with Wells Fargo to reduce the impact of changes in interest rates on its floating rate mortgage. The debt modification and related swap agreement effectively changes the Company's interest rate exposure on the Wells Fargo real estate debt to a fixed percentage of 6.17%. The interest rate swap agreement matures May 24, 2010.

Under the terms of the swap agreement, the Company has committed to paying or receiving interest on the spread between 30-day LIBOR and a fixed rate of 3.92%. If 30-day LIBOR exceeds 3.92%, the Company receives interest income from the bank equal to the spread. If 30-day LIBOR is less than 3.92%, the Company makes interest payments to the bank equal to the spread. The 30-day LIBOR rate is fixed on a monthly basis by the bank.

The swap is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by changes in the fair value of the hedged long-term debt resulting from fluctuations in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

The interest rate swap agreement qualifies as a cash flow hedge under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS no. 133 requires that the fair value of derivative instruments to be recorded and changes in the fair value of the derivative instruments to be recognized in other comprehensive income. As of July 21, 2003 the fair market value of this agreement results in a liability of $11,100 (net of tax effect) and recognition of $11,100 in other comprehensive loss.

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

SFAS No. 123 was amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, which among other things, requires more prominent disclosures in both annual and interim financial statements. The Company has adopted the disclosure provisions of SFAS No. 148.

The Company complies with the disclosure-only provisions of SFAS No. 148 and no compensation cost has been recognized for the plan. Had compensation cost for the stock-based compensation plan been determined, based on the fair value of options at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                         July 21,             July 22,
                                           2003                 2002
                                      ---------------      ----------------

Net income - as reported                   $ 363,105             $ 713,082
Net income - pro forma                     $ 338,670             $ 679,946

Diluted earnings per share -
    as reported                               $ 0.17                $ 0.32
Diluted earnings per share -
    pro forma                                 $ 0.16                $ 0.30
---------------------------------------------------------------------------

RECENT TRANSACTIONS

Purchase of Cornell Oaks Property
---------------------------------
July 29, 2003 the Company purchased a one-acre site in Beaverton, Oregon for $775,000. Construction has begun and the restaurant is expected to open mid-December, 2003. The Company has secured, but not yet drawn upon project financing of approximately $1.6 million.

Franchise Opening.
-----------------
Elmer's newest franchised restaurant opened on July 21, 2003. The 5,000 square foot restaurant in Coeur d'Alene, Idaho occupies a converted Village Inn site.

Purchase of Cooper's Deli and Pub
---------------------------------
July 1, 2002 the Company acquired three Cooper's Deli units located in Salem, Oregon, from Cooper's Inc. The Cooper's units are substantially similar to the Company's existing deli operations. Purchase consideration included $100,000 cash, a $66,500, two-year promissory note, $11,500 in assumed liabilities and the assumption of a $155,000 promissory note due to the Company. The acquisition cost of $333,000 included $100,000 in tangible assets and $233,000 in goodwill.

Repurchase of convertible debt
------------------------------
June 28, 2002 the Company repurchased half ($650,000) of its 10% convertible notes, paying a 15% premium over face value. As permitted by the early adoption provisions of SFAS No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, the total premium of $97,500 was recorded as a loss on extinguishment. In addition to reducing the Company's debt, this transaction eliminates the potential obligation to issue up to 105,000 shares of common stock upon conversion and reduced the Company's required balances in and contributions to, the debt service account by half.

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

Sale of Southern Oregon Elmer's
-------------------------------
The quarter ended July 22, 2002 results include a gain on sale of land, building and equipment related to the sale of three company owned restaurants. Effective May 7, 2002 Elmer's Restaurants, Inc. (the "Company") executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the "Buyer"), refranchising three of the Company's Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon. The Company sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer signed 25-year franchise agreements for each location and operates the locations under the Elmer's Breakfast o Lunch o Dinner(TM) name.

The Buyer has signed a development agreement to open an additional two units within five years. The first unit in Klamath Falls, Oregon opened October 23, 2002.

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

As a result of this transaction, the Company posted a one-time after tax gain of approximately $504,000 or $.25 per share in the quarter ending July 22, 2002. For the year ended April 1, 2002, revenues from the three restaurants were $5.07 million, contributing $332,000 in earnings before taxes and interest expense.

The Company agreed to provide a limited amount of seller financing. The Company holds notes receivable totaling $364,000, all but $198,000 is due within the next year.

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

However, in the event of default by the Buyer of the terms of the occupancy leases, and the failure of Mssrs. Brutke and Thomason to make good on their personal guarantees, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast o Lunch
o Dinner(TM).

The Buyer's obligations under the franchise agreements, promissory notes, lease assignments and sublease are guaranteed by the Buyer and personally by Mssrs. Brutke and Thomason.

Purchase of Vancouver, Oregon Elmer's
-------------------------------------
April 15, 2002 the Company acquired an Elmer's restaurant located in Vancouver, Washington from franchisee and former board member, Paul Welch for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location, and continues to operate the location as an Elmer's restaurant. The purchase price was allocated to the tangible assets of the restaurant. The Company has spent approximately $148,000 remodeling the facility.

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company's management does not expect that the application of the provisions of this statement will have a material effect on the Company's consolidated financial statements.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on the Company's condensed consolidated financial statements. Additional required disclosures have been included in the financial statements.

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


                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Elmer's Restaurants, Inc. (the "Company" or "Elmer's") (NASDAQ Small Cap Market symbol: ELMS), located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Breakfast o Lunch o Dinner" and "Mitzel's American Kitchen" and an operator of delicatessen restaurants under the names "Ashley's", "Cooper's" and "Richard's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family.

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

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $363,105 or $.18 per share for the quarter ended July 21, 2003, on sales of $10.1 million as compared to reported net income of $713,082 or $.35 per share on sales of $9.4 million for the first quarter ended July 22, 2002. Results for the previous quarter ended July 22, 2002 reflect the after tax gain on sale of the three Southern Oregon restaurants of $504,000 or $.25 per share net of tax, partially offset by losses totaling $.07 per share from the debt repurchase, relocation and losses on investments. There were no comparable transactions in the current quarter, which accounts for the decrease in net income of approximately $350,000. The Company's total assets as of July 21, 2003 were $17.9 million, an increase of $475,000 from March 31, 2003. In the sixteen weeks ended July 21, 2003, working capital increased $383,000 while notes payable decreased $94,000. Cash provided by operating activities totaled $511,000 for the period ended July 21, 2003 compared to $249,000 for the period ended July 22, 2002. The increase in cash provided from operations is primarily attributable to the pay down of negative working capital attributable to the sale of the three Southern Oregon units in the prior quarter. The Company has also placed a $350,000 deposit with the Company's primary food vendor in exchange for improved pricing. The deposit increased prepaid expenses and reduced cash provided by operations. The deposit will be returned to the Company when an electronic funds transfer agreement is finalized with this food vendor.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 16 weeks ended July 21, 2003 and July 22, 2002.

For the period ended July 21, 2003, the Company's net income and earnings per share decreased 49% from the comparable period in 2002. Net income as a percentage of total revenue decreased from 7.6% for the period ended July 22, 2002, to 3.6% for the period ended July 21, 2003. Excluding gains and losses, earnings before tax increased from 5.2% of sales to 5.3% of sales.

Dollar amounts in thousands except per share          RESULTS OF OPERATIONS             RESULTS OF OPERATIONS
data (unaudited)                                   FOR THE SIXTEEN WEEKS ENDED       FOR THE SIXTEEN WEEKS ENDED
                                                          JULY 21, 2003                     JULY 22, 2002
                                                          -------------                     -------------
                                                                        Percent of                              Percent of
                                                  Amount                 Revenues         Amount                 Revenues
                                                ----------              ----------      ----------              ----------
Revenues                                          $10,059                   100.0%         $9,438                   100.0%

Restaurant costs and expenses                       8,765                    87.1           8,202                    86.9

General and administrative expenses                   671                     6.7             687                     7.3
Loss (Gain) on sale of land buildings and
equipment                                               4                     0.1           (755)                   (8.0)

Income from operations                                619                     6.1           1,304                    13.8
Non operating income (expense)                       (88)                    (0.9)          (215)                   (2.3)

Net income                                            363                     3.6             713                     7.6

Basic earnings per share                            $0.18                   $0.35

Weighted average shares outstanding             2,041,728               2,058,003



                                         REVENUE                       REVENUE
                               FOR THE SIXTEEN WEEKS ENDED   FOR THE SIXTEEN WEEKS ENDED
                                      JULY 21, 2003                 JULY 22, 2002
                                      -------------                 -------------

                                                Percent of                   Percent of
                                  Amount         Revenues      Amount         Revenues
                                ----------      ----------   ----------      ----------
Restaurant operations:

Restaurant sales                   $8,547            85.0%      $8,133            86.2%
Lottery                             1,128            11.2          919             9.7
                                ----------      ----------   ----------      ----------
                                    9,675            96.2        9,052            95.9

Franchise operations                  384             3.8          386             4.1
                                ----------      ----------   ----------      ----------

Total revenue                     $10,059           100.0%      $9,438           100.0%
                                ==========      ==========   ==========      ==========

REVENUES. Revenues for the period ended July 21, 2003 were 6.6% more than the comparable period in 2002, reflecting increased same store sales and revenues from three Cooper's Deli's acquired July 1, 2002. Revenues from same store restaurant operations were up 5.4% compared to the sixteen weeks ended July 22, 2002. Same store sales at the Company's Elmer's restaurants were up 4.9%. The Company defines same store sales as restaurants that were Company owned and operating continuously from April 1, 2002 through July 21, 2003. Revenue from franchise operations decreased $2,000 with decreases in initial franchise fees largely offset by increases in royalty income.

RESTAURANT COSTS AND EXPENSES. A comparison of restaurant costs and expenses as a percent of revenue for the 16 weeks ended July 21, 2003 and July 22, 2002 are as follows:

                                               RESTAURANT COSTS AND EXPENSES      RESTAURANT COSTS AND EXPENSES
                                                FOR THE SIXTEEN WEEKS ENDED        FOR THE SIXTEEN WEEKS ENDED
                                              -------------------------------    ----------------------------------
                                                JULY 21,          JULY 21,         JULY 22,             JULY 22,
                                                  2003              2003             2002                 2002
                                              --------------    -------------    --------------     ---------------
Cost of restaurant sales:
Food and beverage                                     3,100            30.8%             2,650               28.1%
Labor and related costs                               3,399            33.8%             3,421               36.3%
Restaurant operating costs                            1,379            13.7%             1,288               13.6%
Occupancy costs                                         636             6.3%               613                6.5%
Depreciation and amortization                           252             2.5%               221                2.3%
Restaurant opening and closing expenses                  --             0.0%                10                0.1%
                                              --------------    -------------    --------------     ---------------
    Total Cost of Restaurant Sales                   $8,766            87.1%            $8,203               86.9%
                                              ==============    =============    ==============     ===============

The Company was operating 15 restaurants and 10 delis in 2002 and 15 restaurants and 13 delis in 2003. The addition of three delis to the Company's restaurant portfolio had the effect of increasing food and beverage costs as a percentage of sales and decreasing labor and related costs as a percentage of sales. Deli operations typically experience higher food costs and lower labor costs as a percentage of sales, than the Company's full service Elmer's and Mitzel's concepts. Food and beverage costs at the Company's Elmer's restaurants increased 0.8% of sales while labor and related costs declined 0.6%.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 6.7% of total revenue for the 16 weeks ended July 21, 2003 compared to 7.3% in the comparable period in 2002. Following the sale of the three Southern Oregon restaurants, the Company has worked to reduce G&A expense in conjunction with the reduction in the number of Company owned restaurants.

LOSS (GAIN) ON SALE OF LAND BUILDINGS AND EQUIPMENT. Gain on sale of land, buildings and equipment declined from 8.0% of sales for the quarter ended July 22, 2002 to 0.1% for the current quarter. The Company sold no restaurants in the current quarter, compared to three in the quarter ended July 22, 2002.

INCOME FROM OPERATIONS. Income from operations decreased $685,000 to $619,000. Decreases in Gain on Sale of $759,000 were offset by increased contribution from restaurant and franchise operations of $74,000.

NON-OPERATING INCOME/(EXPENSE). Non-operating expense was 0.9% of total revenues for the 16 weeks ended July 21, 2003 compared to 2.3% of total revenues in the comparable period in 2002. The company had no losses on marketable securities or debt extinguishment in the current quarter compared to $153,000 in the year ago period.

LIQUIDITY AND CAPITAL RESOURCES. As of July 21, 2003 the Company had cash and cash equivalents of approximately $2.5 million representing an increase from March 31, 2003 of approximately $283,000. Cash provided by operations was $511,000. Cash used in investing activities was $104,000. Additions to property buildings and equipment of $220,000 were partly offset by net sales of marketable securities and principal collected on note receivables. Cash used in financing activities totaled $125,000, principally payments on notes payable.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The
Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of July 21, 2003, the Company had outstanding indebtedness of $2.4 million with GE Capital, $1.6 million in real estate debt with Wells Fargo Bank and $650,000 in convertible notes.

In May 2003, the Company granted non-executive incentive stock options for 45,000 shares to employees of the Company. The options vest over five years and have a ten-year term. The exercise price of $5.48 was equal to the market value of the Company's stock on the grant date.

The Wells Fargo real estate debt agreement was amended June 2003 changing the fixed interest rate of 8% to a variable interest rate based on LIBOR. In conjunction with this modification, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate at 6.17%. The mortgages now have a weighted-average maturity of 7.5 years, bear interest at an average of 6.0%, require monthly payments of principal and interest, and are collateralized by three real estate assets.

The $650,000 in convertible notes have a remaining maturity of approximately five and a half years, bear interest at 10%, require monthly interest-only payments, straight line principal amortization into a Company-held sinking fund, and are subordinated to the other Company funded debt. The notes include a convertible feature that permits the holder to convert the principal of the note into common stock at any time at $6.19 per share. The Company may call the notes with a five percent premium beginning December 2003.

Subsequent to the quarter end the Company entered into a financing agreement with GE Capital to fund approximately $1.6 million toward the Cornell Oaks land, building and equipment. The loans can be drawn as needed to fund the construction. The loans have a variable interest rate and terms of seven and 15 years.

Certain of the Company's debt agreements require compliance with debt covenants. The most restrictive covenants require the Company to maintain a maximum ratio of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 3.5 to 1.0, and a ratio of cash generation (defined as net income before taxes, interest expense, depreciation and amortization) to total interest expense plus the prior period current maturities of long-term debt of at least 2.0 to 1.0. Management believes that the Company is in compliance with such requirements.

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

CONTRACTUAL OBLIGATIONS
         The Company makes a range of contractual commitments in the ordinary course of business and in conjunction with the acquisition and sale of restaurants. The following table shows the Company's contractual obligations:


                                                            Commitment expiration period
                                Total amount committed    1 year or less       1-3 years      4-5 years      5 years or more
-----------------------------------------------------------------------------------------------------------------------------
Term debt                                   $4,028,432          $332,308        $698,833     $1,100,356           $1,896,935
Convertible debt                               650,000                                          650,000
Operating Leases                             5,763,827         1,372,897       2,098,798      1,116,632            1,175,500
Guarantees                                   2,292,065           266,942         569,504        361,669            1,093,950
-----------------------------------------------------------------------------------------------------------------------------
Totals                                    $12,734,324         $1,972,147      $3,367,135     $3,228,657           $4,166,385
                                          ============        ==========      ==========     ==========           ==========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements in this form 10-Q constitute "forward-looking statements" which we believe are reasonable and within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors relating to the Company's business, financial condition, and operations which may cause the actual results, performance, or achievements of Elmer's Restaurants, Inc. (individually and collectively with its subsidiaries, herein the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability to accomplish stated goals and objectives; successful integration of acquisitions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; changes in regulations affecting lottery commissions; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction and remodeling schedules; and other factors referenced in this Form 10-Q.

Market Risks
------------
The Company invests excess cash beyond its working capital requirements in liquid marketable securities. These securities consist primarily of corporate and government bond mutual funds focusing on issues with medium and short term maturities. The Company actively manages its portfolio to reduce interest rate risk. However, an increase in interest rate levels will tend to reduce the value of the portfolio.

Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximate the book value at July 21, 2003.

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

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION


In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after May 15, 2004 (45 days prior to the month and date in 2004 corresponding to the date on which the Company mailed its proxy materials for the 2003 annual meeting), proxy voting on that proposal when and if raised at the 2004 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 2004 annual meeting must be received at the principal executive office of the Company no later than January 21, 2004.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         a)    Exhibits:

         Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-Q and are incorporated herein by this reference.

         b)    Reports on Form 8-K:
               None

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Elmer's Restaurants, Inc.


                            By: /s/ BRUCE N. DAVIS
                                -------------------------------------
                               Bruce N. Davis
                               Chief Executive Officer and President





Dated: September 4, 2003

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


/s/ BRUCE N. DAVIS
------------------
Bruce N. Davis
Chief Executive Officer and President
September 4, 2003

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

/s/ DENNIS R. MILLER
--------------------
Dennis R. Miller
Corporate Controller
September 4, 2003

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

99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Chief Executive Officer.                                               20

99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Corporate Controller.                                                  20

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Elmer's Restaurants, Inc. (the "Company") on Form 10-Q for the period ended July 21, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce
N. Davis, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ BRUCE N. DAVIS
------------------
Bruce N. Davis
Chief Executive Officer and President
September 4, 2003


                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Elmer's Restaurants, Inc. (the "Company") on Form 10-Q for the period ended July 21, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis
R. Miller, Corporate Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ DENNIS R. MILLER
--------------------
Dennis R. Miller
Corporate Controller
September 4, 2003