Form 10-Q
period 2003-10-13
ELMERS RESTAURANTS INC
filed 2003-11-20
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED OCTOBER 13, 2003 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

            OREGON                   ___________            93-0836824
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

        11802 S.E. Stark St.
          Portland, Oregon                    97216           (503) 252-1485
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Number of shares of Common Stock outstanding at November 17, 2003: 2,016,709

                            ELMER'S RESTAURANTS, INC.
                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements                                         3
               Condensed Consolidated Balance Sheets,
                   October 13, 2003 (Unaudited) and
                   March 31, 2003

               Condensed Consolidated Statements of Operations,             4
                 12 and 28 weeks ended October 13, 2003 (Unaudited)
                   and October 14, 2002 (Unaudited)

               Statement of Changes in Shareholders' Equity,                5
                   October 13, 2003

               Condensed Consolidated Statements of Cash Flows,             6
                   28 weeks ended October 13, 2003 (Unaudited) and
                   October 14, 2002 (Unaudited)

               Notes to Condensed Consolidated Financial Statements         7
                   (Unaudited)

    Item 2.    Management's Discussion and Analysis of Financial            11
                   Statements (Unaudited)

    Item 3.    Quantitative and Qualitative Disclosures about Market        17
               Risk

    Item 4.    Controls and Procedures                                      18

PART II: OTHER INFORMATION AND SIGNATURES

    Item 5.    Submission of Matters to a Vote of Security Holders          18

    Item 6.    Other Information                                            19

    Item 7.    Exhibits and Reports on Form 8-K                             19

               Signatures                                                   19

                 ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 OCTOBER 13, 2003            MARCH 31, 2003
                                                               -------------------        -------------------
                                                                     (unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents                                  $          2,327,731       $          2,200,263
  Marketable securities                                                 1,158,232                    760,441
  Accounts receivable                                                     138,653                    260,848
  Notes receivable - franchisees and
    related parties, current portion                                      153,944                     81,771
  Inventories                                                             407,206                    430,737
  Prepaid expenses and other                                              422,596                    227,142
  Income taxes receivable                                                       -                    121,617
                                                               -------------------        -------------------
      Total current assets                                              4,608,362                  4,082,819

  Notes receivable - franchisees and
    related parties, net of current portion                               192,355                    212,026
  Property, buildings and equipment, net                                6,998,380                  7,075,969
  Construction in progress                                              1,207,457                          -
  Goodwill                                                              4,897,743                  4,897,743
  Intangible assets                                                       602,709                    602,709
  Principal debt service account for
    convertible debt                                                      263,095                    208,929
  Other assets                                                            197,382                    309,108
                                                               -------------------        -------------------
      Total assets                                           $         18,967,483       $         17,389,303
                                                               ===================        ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, current portion                             $            332,308       $            332,810
  Accounts payable                                                      1,219,351                  1,118,167
  Accrued expenses                                                        435,018                    314,136
  Accrued payroll and related taxes                                       476,344                    486,915
  Accrued income tax                                                      164,855                          -
                                                               -------------------        -------------------
      Total current liabilities                                         2,627,876                  2,252,028

  Notes payable, net of current portion                                 4,856,940                  4,439,170
  Deferred income taxes                                                   982,990                    948,000
                                                               -------------------        -------------------
      Total liabilities                                                 8,467,806                  7,639,198
                                                               -------------------        -------------------
Commitments and contingencies

Shareholders' equity
  Common stock, no par value; 10,000,000 shares authorized,
  2,041,709 shares issued and outstanding                               7,283,139                  7,283,139
  Retained earnings                                                     3,180,512                  2,486,879
  Accumulated other comprehensive gain
   (loss), net of taxes                                                    36,026                    (19,913)
                                                               -------------------        -------------------
      Total shareholders' equity                                       10,499,677                  9,750,105
                                                               -------------------        -------------------
      Total liabilities and shareholders' equity             $         18,967,483       $         17,389,303
                                                               ===================        ===================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 FOR THE TWENTY-EIGHT WEEKS ENDED      FOR THE TWELVE WEEKS ENDED
                                                 ---------------------------------    ---------------------------------
                                                 OCTOBER 13,       October 14,        OCTOBER 13,       October 14,
                                                     2003             2002                2003             2002
                                                 ---------------   ---------------    ---------------   ---------------
                                                  (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)

REVENUES                                           $ 17,894,894      $ 16,823,634        $ 7,835,882       $ 7,385,565
                                                 ---------------   ---------------    ---------------   ---------------
COSTS AND EXPENSES:

 Cost of restaurant sales:
  Food and beverage                                   5,440,866         4,746,403          2,340,907         2,096,650
  Labor and related costs                             5,912,821         5,974,312          2,514,260         2,553,016
  Restaurant operating costs                          2,438,118         2,302,103          1,059,444         1,030,466
  Occupancy costs                                     1,107,809         1,077,754            472,004           465,195
  Depreciation and amortization                         441,257           389,808            189,110           168,776
  Restaurant opening and closing expenses                     -             9,717                  -                 -
 General and administrative expenses                  1,351,931         1,242,611            681,029           555,283
  Net loss (gain) on disposition of property              4,071          (735,910)                 -             3,256
                                                 ---------------   ---------------    ---------------   ---------------

                                                     16,696,873        15,006,798          7,256,754         6,872,642
                                                 ---------------   ---------------    ---------------   ---------------

INCOME FROM OPERATIONS                                1,198,021         1,816,836            579,128           512,923

OTHER INCOME (EXPENSE):
  Interest income                                        41,723            94,648             16,967            22,301
  Interest expense                                     (208,530)         (227,816)           (92,537)          (93,665)
  Loss on debt extinguishment                                 -           (97,500)                 -                 -
  Gain (loss) on sale of marketable securities           14,419           (55,934)            10,970                 -
                                                 ---------------   ---------------    ---------------   ---------------

     Income before provision for income taxes         1,045,633         1,530,234            514,528           441,559

  Income tax provision                                 (352,000)         (527,089)          (184,000)         (151,496)
                                                 ---------------   ---------------    ---------------   ---------------

     NET INCOME                                       $ 693,633       $ 1,003,145          $ 330,528         $ 290,063
                                                 ===============   ===============    ===============   ===============
PER SHARE DATA:
  Net income per share - Basic                           $ 0.34            $ 0.49             $ 0.16            $ 0.14
                                                 ===============   ===============    ===============   ===============
  Weighted average number of
  common shares outstanding - Basic                   2,041,709         2,051,684          2,041,709         2,043,218
                                                 ===============   ===============    ===============   ===============

  Net income per share - Diluted                         $ 0.32            $ 0.46             $ 0.15            $ 0.14
                                                 ===============   ===============    ===============   ===============
  Weighted average number of
  common shares outstanding - Diluted                 2,135,709         2,172,684          2,147,709         2,095,777
                                                 ===============   ===============    ===============   ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                       4

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                            Common Stock                          Accumulated other      Total
                                                            ------------            Retained     comprehensive gain   shareholders
                                                        Shares         Amount       Earnings          (loss)             equity
                                                       ---------    -----------    ------------  ------------------   ------------
BALANCE, April 1, 2003                                 2,041,709    $ 7,283,139    $ 2,486,879       $ (19,913)       $ 9,750,105

Comprehensive income:
  Net Income                                                   -              -        693,633               -            693,633
  Change in net unrealized gain (loss) on available
    for sale securities, net of taxes                          -              -              -          60,572             60,572
  Change in fair market value of interest rate swap
    agreement, net of taxes                                    -              -              -          (4,633)            (4,633)
                                                       ---------    -----------    -----------       ----------       ------------
Total comprehensive income                                                                                                749,572

BALANCE, October 13, 2003                              2,041,709    $ 7,283,139    $ 3,180,512       $  36,026        $10,499,677
                                                       =========   ============    ===========       ==========       ============






























The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                For the 28 weeks ended
                                                                                     ------------------------------------------
                                                                                         OCTOBER 13,             October 14,
                                                                                            2003                     2002
                                                                                     -------------------      -----------------
Cash flows from operating activities:
Net income                                                                            $         693,633        $     1,003,145
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                               441,257                389,808
    Net loss (gain) on disposition of property                                                    4,071               (735,910)
    Gain (loss) on sale of marketable securities                                                (14,419)                55,934
    Loss on debt extinguishment                                                                       -                 97,500
    Changes in assets and liabilities:
      Current assets                                                                           (172,728)              (159,278)
      Other assets                                                                              111,726                (76,612)
      Accounts payable                                                                          101,184               (181,976)
      Accrued expenses                                                                          110,312                137,312
      Income taxes                                                                              286,472                 61,855
                                                                                     -------------------      -----------------
        Net cash provided by operating activities                                             1,561,508                591,778
                                                                                     -------------------      -----------------
Cash flows from investing activities:
  Additions to property, buildings and  equipment                                              (372,640)              (432,634)
  Construction in progress                                                                   (1,207,457)                     -
  Purchases of available-for-sale securities                                                   (874,928)              (125,409)
  Proceeds from sale of available-for-sale securities                                           590,207                      -
  Business acquisition                                                                                -               (314,263)
  Issuance of note receivable                                                                         -               (129,488)
  Principal collected on note receivables                                                        70,498                280,193
  Proceeds from sale of assets                                                                    4,900              1,303,176
                                                                                     -------------------      -----------------
        Net cash (used in) provided by investing activities                                  (1,789,420)               581,575
                                                                                     -------------------      -----------------
Cash flows from financing activities:
  Repurchase of convertible notes                                                                     -               (747,500)
  Construction in progress financing                                                            592,400                      -
  Net change in principal debt service accounts                                                 (54,166)               134,781
  Repurchase of common stock                                                                          -                (88,245)
  Payments on notes payable                                                                    (182,854)              (145,600)
                                                                                     -------------------      -----------------
        Net cash used in financing activities                                                   355,380               (846,564)
                                                                                     -------------------      -----------------

        Net change in cash and cash equivalents                                                 127,468                326,789

Cash and cash equivalents, beginning of period                                                2,200,263                654,211
                                                                                     -------------------      -----------------
Cash and cash equivalents, end of period                                             $        2,327,731       $        981,000
                                                                                     ===================      =================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                           $          208,530       $        214,039
                                                                                     ===================      =================

  Income taxes                                                                       $           53,500       $        462,000
                                                                                     ===================      =================
Continued on page 6a

The accompanying notes are an integral part of the condensed consolidated financial statements.

Supplemental disclosures of non-cash transactions:
  Sale of equipment for note receivable                                              $                -       $        455,631
                                                                                     ===================      =================

  Change in unrealized gain (loss) on available-for-sale securities, net of taxes    $           60,572       $          5,145
                                                                                     ===================      =================
  Change in fair market value of interest rate swap agreement                        $           (4,633)      $              -
                                                                                     ===================      =================
  Forgiveness of notes receivable as partial consideration for purchase of
  property, equipment and goodwill                                                   $                -       $        175,625
                                                                                     ===================      =================
  Notes payable issued or assumed in conjunction with acquisition of certain
  restaurants                                                                        $                -       $         74,538
                                                                                     ===================      =================
  Note receivable issued for franchise fee receivable                                $          123,000       $              -
                                                                                     ===================      =================

The accompanying notes are an integral part of the condensed consolidated financial statements.







































                                        6a

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

The Company had comprehensive income of $36,026 for the twenty eight weeks ended October 13, 2003. This was composed of an increase in the market value of available-for-sale securities of $40,659 (net of taxes) partially offset by the liability associated with an interest rate swap agreement of $4,633 (net of taxes).

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

The interest rate swap agreement qualifies as a cash flow hedge under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS no. 133 requires that the fair value of derivative instruments to be recorded and changes in the fair value of the derivative instruments to be recognized in other comprehensive income. As of October 13, 2003 the fair market value of this agreement results in a liability of $4,633 (net of tax effect) and recognition of $4,633 in other comprehensive loss.

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

                                            October 13, 2003            October 14, 2002
                                            ----------------            ----------------

                                         12 weeks      28 weeks       12 weeks       28 weeks
                                         --------      --------       --------       --------
Net income - as reported                 $330,528      $693,633       $290,063     $1,003,145
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects        (18,327)      (42,762)       (24,852)       (57,988)
                                         ---------     ---------      ---------    -----------
Net income - pro forma                   $312,201      $650,871       $265,211       $945,157
                                         =========     =========      =========    ===========

Diluted earnings per share - as reported    $0.15         $0.32          $0.14          $0.46
Diluted earnings per share - pro forma      $0.15         $0.30          $0.13          $0.44

Guarantees - As a result of the sale of three Elmer's restaurants to Southern Oregon Elmer's LLC (the "Buyer"), the Company is a guarantor on Grants Pass and Medford real estate leases until April 2007 and on a Roseburg real estate lease which could extend until 2018 if all options are exercised by the Buyer. The Company is also a guarantor on a franchisee lease in Nampa, Idaho until 2007. In all cases, the franchisees have indemnified the Company against all losses incurred as guarantor. In addition, the franchisees' principals and their spouses have personally guaranteed the indemnification.

In the event of default by the Buyer, the Company could be required to pay all rent and other payments due under the terms of the leases. As of October 13, 2003, the maximum potential liability under these guarantees is $2,149,777. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants.

Subsequent Events
-----------------
Subsequent to quarter end, the Board of Directors directed the Company to prepare a tender offer for 204,200 shares of the Company's common stock. In January 2004 the Company will repurchase 10% of its outstanding shares at a cost of approximately $1.33 million. The purchase price has not yet been finalized, but will not exceed $6.50 per share. In the event more than 204,200 shares are tendered, the Company will accept odd lot tenders first, and all other tenders on a pro rata basis. The Company has also elected to redeem its remaining 10% convertible notes on December 1, 2003 at a cost of $682,500 including the 5% call premium.

RECENT TRANSACTIONS

Purchase of Cornell Oaks Property
---------------------------------
July 29, 2003 the Company purchased a one-acre site in Beaverton, Oregon for $775,000. Construction has begun and the restaurant is expected to open late-December, 2003. The Company has secured financing of approximately $1.6 million and as of October 13, 2003, had drawn $592,400.

Franchise Opening
-----------------
Elmer's newest franchised restaurant opened on July 21, 2003. The 5,000 square foot restaurant in Coeur d'Alene, Idaho occupies a converted Village Inn site.

Purchase of Cooper's Deli and Pub
---------------------------------
July 1, 2002 the Company acquired three Cooper's Deli units located in Salem, Oregon from Cooper's Inc. The Cooper's units are substantially similar to the Company's existing deli operations. Purchase consideration included $100,000 cash, a $66,500, two-year promissory note, $11,500 in assumed liabilities and the assumption of a $155,000 promissory note due to the Company. The acquisition cost of $333,000 included $100,000 in tangible assets and $233,000 in goodwill.

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

Sale of Southern Oregon Elmer's Restaurants
-------------------------------------------
The quarter ended July 22, 2002 results include a gain on sale of building and equipment related to the sale of three company owned restaurants. Effective May 7, 2002 Elmer's Restaurants, Inc. (the "Company") executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the "Buyer"), refranchising three of the Company's Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon. The Company sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer signed 25-year franchise agreements for each location and operates the locations under the Elmer's Breakfast o Lunch o Dinner(TM) name.

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

The Company agreed to provide a limited amount of seller financing. The Company holds notes receivable totaling $325,000, all but $189,000 is due within the next year.

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

Purchase of Vancouver, Washington Elmer's
-----------------------------------------
April 15, 2002 the Company acquired an Elmer's restaurant located in Vancouver, Washington from franchisee and former board member, Paul Welch for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location, and continues to operate the location as an Elmer's restaurant. The purchase price was allocated to the tangible assets of the restaurant. The Company has spent approximately $148,000 remodeling the facility.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on the Company's condensed consolidated financial statements. Additional required disclosures have been included in the financial statements.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Company adopted the provisions of SFAS No. 145 under its early application provisions in the first quarter of 2003. The Company recorded a loss on extinguishment of debt totaling $97,500 that is included in "Other income (expense)" on the condensed consolidated financial statements.

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

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $330,528 and $693,633 or $.16 and $.34 in basic earnings per share for the 12 and 28 week periods ended October 13, 2003. These results are compared to reported net income of $290,063 and $1,003,145, or $.14 and $.49 per share for the 12 and 28 week periods ended October 14, 2002. The approximately $40,500 increase in net income for the 12 weeks ended October 13, 2003 is the result of improved operating income. The $309,500 decrease in net income for the 28 weeks ended October 13, 2003 is largely attributable to the gain on the sale of the three Southern Oregon restaurants in the first quarter 2002, partially offset by losses on the debt repurchase, relocation and losses on the sale of investments. The Company's total assets as of October 13, 2003 were $19.0 million, which is an increase of approximately $1.6 million over total assets as of March 31, 2003. In the 28 weeks ended October 13, 2003, working capital increased approximately $150,000 while notes payable (net of current portion) increased $417,800. Cash provided by operating activities totaled $1,562,000 for the 28 weeks ended October 13, 2003 compared to $592,000 for the 28 weeks ended October 14, 2002. The Company has also placed a $325,000 deposit with the Company's primary food vendor in exchange for improved pricing. The deposit increased prepaid expenses and reduced cash provided by operations. The deposit will be returned to the Company when an electronic funds transfer agreement is finalized with this food vendor.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 28 weeks ended October 13, 2003 and October 14, 2002.

For the 12 and 28 week periods ended October 13, 2003, the Company's net income increased 14.0% and decreased 31.0% from the comparable periods in 2002. Net income as a percentage of total revenue decreased from 6.0% for the 28-week period ended October 14, 2002, to 3.9% for the 28 weeks ended October 13, 2003 due to last years net gain on the sale of three Southern Oregon units. Net income as a percentage of total revenue increased from 3.9% for the 12-week period ended October 14, 2002, to 4.3% for the 12 weeks ended October 13, 2003.

                                                    RESULTS OF OPERATIONS         RESULTS OF OPERATIONS
Dollar amounts in thousands except per share       FOR THE 28 WEEKS ENDED        FOR THE 28 WEEKS ENDED
data                                                  OCTOBER 13, 2003               OCTOBER 14, 2002
                                                      ----------------               ----------------
                                                                  Percent of                       Percent of
                                                    Amount         Revenues          Amount         Revenues
                                                   --------       ----------        ---------      ----------
Revenues                                            $17,895         100.0%           $16,824         100.0%
Restaurant costs and expenses                        15,341          85.7%            14,500          86.2%
General and administrative expenses                   1,352           7.6%             1,243           7.4%
Loss (Gain) on sale of land, buildings and                4           0.1%             (736)         (4.4)%
equipment
Operating income                                      1,198           6.7%             1,817          10.8%
Non operating income (expense)                        (152)          (.9)%             (287)         (1.7)%
Net income                                              694           3.9%             1,003           6.0%

Basic earnings per share                              $0.34                            $0.49


                                                    RESULTS OF OPERATIONS         RESULTS OF OPERATIONS
Dollar amounts in thousands except per share       FOR THE 12 WEEKS ENDED         FOR THE 12 WEEKS ENDED
data                                                  OCTOBER 13, 2003               OCTOBER 14, 2002
                                                      ----------------               ----------------
                                                                  Percent of                       Percent of
                                                    Amount         Revenues          Amount         Revenues
                                                   --------       ----------        ---------      ----------
Revenues                                            $ 7,836         100.0%            $7,386        100.0%
Restaurant costs and expenses                         6,576          83.9%             6,314         85.5%
General and administrative expenses                     681           8.7%               555          7.5%
Loss on disposition of equipment                          0           0.0%                 3          0.0%
Operating income                                        579           7.4%               513          6.9%
Non operating income (expense)                         (65)          (.8)%              (71)        (1.0)%
Net income                                              331           4.3%               290          3.9%

Basic earnings per share                              $0.16                            $0.14

REVENUES. Revenues for the 12 and 28 weeks ended October 13, 2003 were 6.1% and 6.4% more, respectively, than the comparable period in 2002. Revenues from same store restaurant operations showed an increase of 4.3% and 5.2% for the 12 and 28 weeks ended October 13, 2003 respectively, over the comparable period in 2002. Same store sales at the core Elmer's brand increased 2.9% and 4.1% for the 12 and 28 weeks ended October 13, 2003. The Company defines same store sales as restaurants that were company owned and operated continuously from April 1, 2002 through October 13, 2003.

                                       REVENUES                REVENUES
Dollar amounts in thousands     FOR THE 28 WEEKS ENDED  FOR THE 28 WEEKS ENDED
                                   OCTOBER 13, 2003        OCTOBER 14, 2002
                                   ----------------        ----------------
                                           Percent of             Percent of
                                   Amount   Revenues      Amount   Revenues
                                  -------    ------      -------    ------
Restaurant operations:
Restaurant sales                  $14,999     83.8%      $14,265     84.8%
Lottery                             2,276     12.7%        1,939     11.5%
                                  -------     -----      -------     -----

                                   17,275     96.5%       16,204     96.3%


Franchise operations                  620      3.5%          620      3.7%
                                  -------    ------      -------    ------


Total  revenue                    $17,895    100.0%      $16,824    100.0%
                                  =======    ======      =======    ======

                                       REVENUES                REVENUES
Dollar amounts in thousands     FOR THE 12 WEEKS ENDED  FOR THE 12 WEEKS ENDED
                                   OCTOBER 13, 2003        OCTOBER 14, 2002
                                   ----------------        ----------------
                                           Percent of             Percent of
                                   Amount   Revenues      Amount   Revenues
                                   -------   ------      -------    ------
Restaurant operations:
Restaurant sales                   $ 6,452    82.3%      $ 6,132     83.0%
Lottery                              1,148    14.7%        1,020     13.8%
                                   -------   ------      -------    ------

                                     7,600    97.0%        7,152     96.8%


Franchise operations                   236     3.0%          234      3.2%
                                   -------   ------      -------    ------


Total  revenue                     $ 7,836   100.0%      $ 7,386    100.0%
                                   =======   ======      =======    ======


RESTAURANT COSTS AND EXPENSES. A comparison of restaurant costs and expenses and as a percent of revenue for the 28 weeks and 12 weeks ended October 13, 2003 and October 14, 2002 are as follows:


                                 RESTAURANT COSTS & EXPENSES   RESTAURANT COSTS & EXPENSES
Dollar amounts in thousands        FOR THE 28 WEEKS ENDED        FOR THE 28 WEEKS ENDED
                                      OCTOBER 13, 2003              OCTOBER 14, 2002
                                      ----------------              ----------------
                                   Amount           Percent      Amount           Percent
                                  -------            ----       -------            ----
Cost of restaurant sales:
Food and beverage                  $5,441            30.4%       $4,746            28.2%
Labor and related costs             5,913            33.0%        5,974            35.5%
Restaurant operating costs          2.438            13.6%        2,302            13.7%
Occupancy costs                     1,108             6.2%        1,078             6.4%
Depreciation and amortization         441             2.5%          390             2.3%
Restaurant opening and closing
expenses                               --               --           10              .1%
                                  -------            ----       -------            ----
 Total Cost of Restaurant Sales   $15,341            85.7%      $14,500            86.2%
                                  =======            =====      =======            =====


                                 RESTAURANT COSTS & EXPENSES   RESTAURANT COSTS & EXPENSES
Dollar amounts in thousands        FOR THE 12 WEEKS ENDED        FOR THE 12 WEEKS ENDED
                                      OCTOBER 13, 2003              OCTOBER 14, 2002
                                      ----------------              ----------------
                                   Amount           Percent      Amount           Percent
                                   ------            -----       ------            -----
Cost of restaurant sales:
Food and beverage                  $2,341            29.9%       $2,097            28.4%
Labor and related costs             2,514            32.1%        2,553            34.5%
Restaurant operating costs          1,060            13.5%        1,030            14.0%
Occupancy costs                       472             6.0%          465             6.3%
Depreciation and amortization         189             2.4%          169             2.3%
Restaurant opening and closing
expenses                               --               --           --               --
                                   ------            -----       ------            -----
  Total Cost of Restaurant Sales   $6,576            83.9%       $6,314            85.5%
                                   ======            =====       ======            =====

The Company was operating 15 restaurants and 10 delis in 2002 and 15 restaurants and 13 delis in 2003. The addition of three delis to the Company's restaurant portfolio had the effect of increasing food and beverage costs as a percentage of sales and decreasing labor and related costs as a percentage of sales. Deli operations typically experience higher food costs and lower labor costs as a percentage of sales, than the Company's full service Elmer's and Mitzel's concepts. Food and beverage costs at the Company's Elmer's restaurants for the 12 and 28 weeks ended October 13, 2003 increased .7% and .9% of sales while labor and related costs declined 2.0% and 1.4%.


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 8.7% and 7.6% of total revenue for the 12 and 28 weeks ended October 13, 2003 compared to 7.5% and 7.4% in the comparable period in 2002. The Company has experienced increased corporate training costs for the Cornell Oaks project scheduled to open in December and additional franchise support expenses.

LOSS (GAIN) ON SALE OF BUILDINGS AND EQUIPMENT. Gain/Loss on sale of buildings and equipment declined from a gain of 4.4% for the 28 weeks ending October 14, 2002 to a loss of less than .1% for the 28 weeks ending October 13, 2003. The Company has sold no restaurants in fiscal 2004 compared to three in the first quarter 2003.

INCOME FROM OPERATIONS. Income from operations decreased $619,000 to $1,198,000 for the 28 weeks ending October 13, 2003 and increased $66,000 to $579,000 for the 12 weeks ending October 13, 2003. For the 28 weeks ending October 13, 2003, decreases in gain on sale of $740,000 were offset by increased contribution from restaurant and franchise operations of $121,000.

NON-OPERATING INCOME/(EXPENSE). Non-operating expense was (.8)% and (.9)% of total revenues for the 12 and 28 weeks ended October 13, 2003 compared to (1.0)% and (1.7)% of total revenues in the comparable period in 2002. The Company had a gain on marketable securities of $11,000 for the 12 weeks ending October 13, 2003 with no gains or losses in the 12 weeks ending October 14, 2002. For the 28 weeks ending October 13, 2003 gains on marketable securities were $14,000 compared to a loss of $153,000 in marketable securities and debt extinguishment last year.

LIQUIDITY AND CAPITAL RESOURCES. As of October 13, 2003 the Company had cash and cash equivalents of approximately $3.5 million representing an increase from March 31, 2003 of approximately $525,000. Cash provided by operations was $1.6 million. Cash used in investing activities was $1.8 million. Construction in progress used $1.2 million while additions to property buildings and equipment used $372,000. Net purchases of available for sale securities were $285,000. Net cash provided by financing activities totaled $355,000, the first draw on the construction loan for the Cornell Oaks restaurant was partially offset by payments on notes payable.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of October 13, 2003, the Company had outstanding indebtedness of $3.0 million with GE Capital, $1.55 million in real estate debt with Wells Fargo Bank and $650,000 in convertible notes.

On November 20, 2003, the Company expects to announce a tender offer for 204,200 shares of the Company's common stock. The Company will repurchase 10% of its outstanding shares at a cost of approximately $1.33 million. The purchase price has not yet been finalized, but will not exceed $6.50 per share. In the event more than 204,200 shares are tendered, the Company will accept odd lot tenders first, and all other tenders on a pro rata basis. The Company has also decided to redeem its remaining 10% convertible notes on December 1, 2003 at a cost of $682,500 including the 5% call premium.

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

The Company entered into a financing agreement with GE Capital to fund approximately $1.6 million toward the Cornell Oaks land, building and equipment. The loans can be drawn as needed to fund the construction. The loans have a variable interest rate and terms of seven and 15 years. As of October 31, the Company has drawn $716,000 of the note.

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

CONTRACTUAL OBLIGATIONS
The Company makes a range of contractual commitments in the ordinary course of business and in conjunction with the acquisition and sale of restaurants. The following table shows the Company's contractual obligations:

                                                    Commitment expiration period
                    Total amount committed  1 year or less     1-3 years       4-5 years  5 years or more
---------------------------------------------------------------------------------------------------------
Term debt                       $4,539,248       $332,308       $777,819     $1,179,342     $2,249,779
Convertible debt                   650,000        650,000
Operating Leases                 5,698,231      1,402,832      2,188,079      1,171,903        935,417
Guarantees                       2,149,777        268,962        575,319        320,246        985,250
-------------------------------------------------------------------------------------------------------
Totals                        $13,037,256      $2,654,102     $3,541,217     $2,671,491     $4,170,446
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

Market Risks
------------
The Company invests excess cash beyond its working capital requirements in liquid marketable securities. These securities consist primarily of domestic and international corporate and government bond mutual funds focusing on issues with medium and short term maturities and dividend yielding mutual funds. The Company actively manages its portfolio to reduce interest rate risk. However, an increase in interest rate levels will tend to reduce the value of the portfolio.

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

                           PART II - OTHER INFORMATION


ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 12, 2003, at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At August 12, 2003, 2,032,632 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

Proposal I:       Election of Directors.
----------------------------------------

The shareholders elected Bruce N. Davis, Donald W. Woolley and Dennis M. Waldron to the Company's Board of Directors for a three-year term expiring at the year 2006 annual meeting of Shareholders by the votes indicated below.

Bruce N. Davis 1,823,744 shares in favor 99,990 shares against or withheld Donald W. Woolley 1,916,814 shares in favor 6,920 shares against or withheld
Dennis M. Waldron   1,916,209 shares in favor   7,525 shares against or withheld


Proposal II:      Ratification and Approval of Appointment of Moss Adams, LLP as
--------------------------------------------------------------------------------
Independent Public Accountants for the fiscal year ended March 31, 2003
-----------------------------------------------------------------------
                    1,922,757 shares in favor     977 shares against or withheld

Proposal III:     Ratification and Approval to Transact any other Business that
--------------------------------------------------------------------------------
properly comes before the meeting
---------------------------------
                    1,818,253 shares in favor 105,481 shares against or withheld

Each Director whose term continued after the meeting:

Director                       Term Expires
--------                       ------------
Corydon Jensen                    2004
Thomas Connor                     2004
Richard Williams                  2005
William Service                   2005
Bruce Davis                       2006
Donald Woolley                    2006
Dennis M. Waldron                 2006


ITEM 6.  OTHER INFORMATION

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


                                   Elmer's Restaurants, Inc.


                                   By: /s/ BRUCE N. DAVIS
                                       ------------------------------------
                                      Bruce N. Davis
                                      Chief Executive Officer and President






Dated: November 20, 2003

                                  CERTIFICATION


     I, Bruce N. Davis, Chief Executive Officer and President of Elmer's Restaurants, Inc. (the "Company"), certify that:

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

                   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                   (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

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


/s/ Bruce N. Davis
-------------------------------------
Bruce N. Davis
Chief Executive Officer and President
November 20, 2003

                                 CERTIFICATION


     I, Dennis R. Miller, Corporate Controller of Elmer's Restaurants, Inc. (the "Company"), certify that:

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

                   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                   (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

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


/s/ Dennis R. Miller
-------------------------------------
Dennis R. Miller
Corporate Controller
November 20, 2003

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

99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Chief Executive Officer.                                         23


99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Corporate Controller.                                            23

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Elmer's Restaurants, Inc. (the "Company") on Form 10-Q for the period ended October 13, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce
N. Davis, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Elmer's Restaurants, Inc. and will be retained by Elmer's Restaurants, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Bruce N. Davis
-------------------------------------
Bruce N. Davis
Chief Executive Officer and President
November 20, 2003

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Elmer's Restaurants, Inc. (the "Company") on Form 10-Q for the period ended October 13, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis
R. Miller, Corporate Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Elmer's Restaurants, Inc. and will be retained by Elmer's Restaurants, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Dennis R. Miller
-------------------------------------
Dennis R. Miller
Corporate Controller
November 20, 2003