Form 10-Q
period 2004-01-05
ELMERS RESTAURANTS INC
filed 2004-02-18
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     ---    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 5, 2004

     | |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     ---    SECURITIES EXCHANGE ACT OF 1934

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

                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Number of shares of Common Stock outstanding at February 13, 2004: 1,814,656

                            ELMER'S RESTAURANTS, INC.
                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I:  FINANCIAL INFORMATION

     Item 1.    Financial Statements                                    3
                Condensed Consolidated Balance Sheets,
                    January 5, 2004 (Unaudited) and
                    March 31, 2003

                Condensed Consolidated Statements of Operations,        4
                    12 and 40 weeks ended January 5, 2004 (Unaudited) and January 6, 2003 (Unaudited)

                Statement of Changes in Shareholders' Equity,           5
                    January 5, 2004 (Unaudited)

                Condensed Consolidated Statements of Cash Flows,        6
                    40 weeks ended January 5, 2004 (Unaudited) and January 6, 2003 (Unaudited)

                Notes to Condensed Consolidated Financial Statements    7
                    (Unaudited)

     Item 2.    Management's Discussion and Analysis of Financial       12
                    Statements (Unaudited)

     Item 3.    Quantitative and Qualitative Disclosures about Market   17
                Risk

     Item 4.    Controls and Procedures                                 18

PART II: OTHER INFORMATION AND SIGNATURES

     Item 5.    Other Information                                       18

     Item 6.    Exhibits and Reports on Form 8-K                        18

                Signatures                                              19

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          January 5, 2004      March 31, 2003
                                                          ---------------      --------------
                                                            (unaudited)
                                           ASSETS
Current assets:
Cash and cash equivalents                                 $   2,474,004       $   2,200,263
Marketable securities                                           903,359             760,441
Accounts receivable                                             313,428             260,848
Notes receivable - franchisees and
   related parties, current portion                              89,174              81,771
Inventories                                                     366,835             430,737
Prepaid expenses and other                                      487,179             227,142
Income taxes receivable                                               -             121,617
                                                            ------------        ------------

      Total current assets                                    4,633,979           4,082,819

Notes receivable - franchisees and
   related parties, net of current portion                      199,015             212,026
Property, buildings and equipment, net                        9,021,911           7,075,969
Goodwill                                                      4,897,743           4,897,743
Intangible assets                                               602,709             602,709
Principal debt service account for
   convertible debt                                                   -             208,929
Other assets                                                    170,993             309,108
                                                            ------------        ------------

      Total assets                                        $  19,526,350       $  17,389,303
                                                            ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion                            $     387,434       $     332,810
Accounts payable                                              1,535,850           1,118,167
Accrued expenses                                                512,480             314,136
Accrued payroll and related taxes                               556,805             486,915
Accrued income tax                                              267,883                   -
                                                            ------------        ------------

      Total current liabilities                               3,260,452           2,252,028

Notes payable, net of current portion                         4,666,100           4,439,170
Deferred income taxes                                           967,532             948,000
                                                            ------------        ------------

      Total liabilities                                       8,894,084           7,639,198
                                                            ------------        ------------
Commitments and contingencies

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized
  2,016,709 shares issued and outstanding                     7,170,016           7,283,139
Retained earnings                                             3,431,036           2,486,879
Accumulated other comprehensive gain
(loss), net of taxes                                             31,214             (19,913)
                                                            ------------        ------------
      Total shareholders' equity                             10,632,266           9,750,105
                                                            ------------        ------------

      Total liabilities and shareholders' equity          $  19,526,350       $  17,389,303
                                                            ============        ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                              3

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                               For the forty weeks ended        For the twelve weeks ended
                                             ----------------------------     -----------------------------
                                               January 5,     January 6,        January 5,      January 6,
                                                 2004            2003             2004            2003
                                             -------------   ------------     -------------   -------------
                                              (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

REVENUES                                     $ 25,600,462    $24,399,010      $  7,705,568    $  7,575,376
                                             -------------   ------------     -------------   -------------

COSTS AND EXPENSES:

  Cost of restaurant sales:
Food and beverage                               7,689,431      6,940,314         2,248,565       2,193,911
Labor and related costs                         8,494,869      8,620,142         2,582,048       2,645,830
Restaurant operating costs                      3,515,805      3,366,526         1,077,687       1,064,423
Occupancy costs                                 1,581,561      1,573,461           473,752         495,707
Depreciation and amortization                     632,967        562,210           191,710         172,402
Restaurant opening and closing expenses           127,776          9,717           127,776               -
  General and administrative expenses           1,868,970      1,761,557           517,039         518,946
Net loss (gain) on disposition of property          4,071       (736,197)                -            (287)
                                             -------------   ------------     -------------   -------------

                                               23,915,450     22,097,730         7,218,577       7,090,932
                                             -------------   ------------     -------------   -------------

INCOME FROM OPERATIONS                          1,685,012      2,301,280           486,991         484,444

OTHER INCOME (EXPENSE):
Interest income                                    65,524        126,314            23,801          31,666
Interest expense                                 (294,090)      (334,887)          (85,560)       (107,071)
Loss on debt extinguishment                       (32,500)       (97,500)          (32,500)              -
Gain (loss) on sale of marketable securities       57,838        (55,934)           43,419               -
                                             -------------   ------------     -------------   -------------

  Income before provision for income taxes      1,481,784      1,939,273           436,151         409,039

  Income tax provision                           (499,000)      (667,983)         (147,000)       (140,894)
                                             -------------   ------------     -------------   -------------

Net Income                                      $ 982,784    $ 1,271,290         $ 289,151       $ 268,145
                                             =============   ============     =============   =============


PER SHARE DATA:

  Net income per share - Basic                     $ 0.48         $ 0.62            $ 0.14          $ 0.13
                                             =============   ============     =============   =============


  Weighted average number of
  common shares outstanding - Basic             2,036,441      2,048,722         2,024,149       2,041,709
                                             =============   ============     =============   =============


  Net income per share - Diluted                   $ 0.46         $ 0.60            $ 0.14          $ 0.13
                                             =============   ============     =============   =============


  Weighted average number of
  common shares outstanding - Diluted           2,134,112      2,119,193         2,138,528       2,082,363
                                             =============   ============     =============   =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     Accumulated other       Total
                                              Common Stock                           comprehensive gain   shareholders
                                          Shares       Amount    Retained earnings         (loss)            equity
                                        --------- -----------    -----------------   -------------------  -------------
BALANCE, April 1, 2003                  2,041,709 $ 7,283,139      $ 2,486,879          $ (19,913)        $  9,750,105
Comprehensive income:
Repurchase of common stock                 (25,000)  (113,123)         (38,627)                               (151,750)
Net Income                                       -          -          982,784                  -              982,784
Change in net unrealized gain (loss)
  on available for sale securities,
  net of taxes                                   -          -                -             53,541               53,541
  Change in fair market value of interest
  rate swap agreement, net of taxes              -          -                -             (2,414)              (2,414)
                                        ---------  -----------     -----------          ---------         -------------
Total comprehensive income                                                                                   1,033,911

                                        ---------  -----------     -----------          ---------         -------------
BALANCE, January 5, 2004                2,016,709  $ 7,170,016     $ 3,431,036          $  31,214         $ 10,632,266
                                        =========  ===========     ===========          =========         =============


































The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the 40 weeks ended
                                                         -------------------------------
                                                           January 5,        January 6,
                                                             2004               2003
                                                         -------------      ------------
Cash flows from operating activities:
Net income                                                $   982,784       $ 1,271,290
   Adjustments to reconcile net income to net
     cash provided by operating activities:
Depreciation and amortization                                 632,967           562,210
Net loss (gain) on disposition of property                      4,071          (735,910)
(Gain) loss on sale of marketable securities                  (57,838)           55,934
Loss on debt extinguishment                                    32,500            97,500
Changes in assets and liabilities:
   Current assets                                            (371,715)         (327,162)
   Other assets                                               138,115          (122,465)
   Accounts payable                                           452,683            45,708
   Accrued expenses                                           233,234           228,871
   Income taxes                                               389,500           207,634
                                                         -------------      ------------
Net cash provided by operating activities                   2,436,301         1,283,610
                                                         -------------      ------------

Cash flows from investing activities:
   Additions to property, buildings and  equipment         (2,587,880)         (542,614)
   Purchases of available-for-sale securities              (1,097,384)         (145,316)
   Proceeds from sale of available-for-sale securities      1,086,986                 -
   Business acquisition                                             -          (314,263)
   Issuance of note receivable                                      -          (129,488)
   Principal collected on note receivables                    128,608           341,331
   Proceeds from sale of assets                                 4,900         1,303,176
                                                         -------------      ------------
Net cash (used in) provided by investing activities        (2,464,770)          512,826
                                                         -------------      ------------
Cash flows from financing activities:
   Repurchase of convertible notes                           (682,500)         (747,500)
   Construction financing                                   1,199,648                 -
   Net change in principal debt service accounts              208,929           111,567
   Repurchase of common stock                                (151,750)          (88,245)
   Payments on notes payable                                 (272,117)         (231,256)
                                                         -------------      ------------
Net cash provided by (used in) financing activities           302,210          (955,434)
                                                         -------------      ------------

Net change in cash and cash equivalents                       273,741           841,002

Cash and cash equivalents, beginning of period              2,200,263           654,211
                                                         -------------      ------------
Cash and cash equivalents, end of period                 $  2,474,004       $ 1,495,213
                                                         =============      ============

Continued on page 6a

The accompanying notes are an integral part of the condensed consolidated financial statements.

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                 $    294,090       $   321,110
                                                         =============      ============
Income taxes                                             $    109,500       $   462,500
                                                         =============      ============
Supplemental disclosures of non-cash transactions:
Sale of equipment for note receivable                    $          -       $   455,631
                                                         =============      ============
Change in unrealized gain (loss) on available-for-sale
  securities, net of taxes                               $     44,809       $    (3,482)
                                                         =============      ============
Change in fair market value of interest rate swap
  agreement, net of taxes                                $     (2,414)      $         -
                                                         =============      ============
Forgiveness of notes receivable as partial consideration
  for purchase of property, equipment and goodwill       $          -       $   175,625
                                                         =============      ============
Notes payable issued or assumed in conjunction with
  acquisition of certain restaurants                     $          -       $    74,538
                                                         =============      ============
Note receivable issued for franchise fee receivable      $    123,000       $         -
                                                         =============      ============

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

The Company had comprehensive income of $51,127 for the 40 weeks ended January 5, 2004. This was composed of an increase in the market value of available-for-sale securities of $53,541 (net of taxes) partially offset by the liability associated with an interest rate swap agreement of $2,414 (net of taxes).

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criteria and no changes were considered necessary to the previously recorded intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles (those deemed to have an indefinite life) will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles are determined to be more than their fair value. The Company's intangible assets were tested for impairment in the third quarter of the fiscal year ended March 31, 2003 and no impairment was found. No events have occurred since the last test for impairment that would indicate an impairment of the Company's intangible assets. The Company is in the process of performing its annual impairment test based upon the results of the 40 week period ended January 5, 2004.

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

The interest rate swap agreement qualifies as a cash flow hedge under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS no. 133 requires that the fair value of derivative instruments to be recorded and changes in the fair value of the derivative instruments to be recognized in other comprehensive income. As of January 5, 2004 the fair market value of this agreement results in a liability of $2,414 (net of tax effect) and recognition of $2,414 in other comprehensive loss. This is a reduction of $2,219 from the liability that was recognized in the prior period ended October 13, 2003.

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

                                                   January 5, 2004                     January 6, 2003
                                                   ---------------                     ---------------

                                                  12 weeks         40 weeks          12 weeks         40 weeks
                                                  --------         --------          --------         --------
Net income - as reported                          $289,151         $982,784          $268,145       $1,271,290
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                        (18,326)         (61,087)          (24,852)         (82,841)
                                            ---------------     ------------      ------------    -------------
Net income - pro forma                            $270,825         $921,697          $243,293       $1,188,449
                                            ===============     ============      ============    =============

Diluted earnings per share - as reported             $0.14            $0.46             $0.13            $0.60
Diluted earnings per share - pro forma               $0.13            $0.43             $0.12            $0.56

As of January 5, 2004 the Company had outstanding option grants for 460,624 shares, of which 280,502 were vested. As of January 6, 2003 the Company had outstanding grants for 393,937 shares with 188,006 shares vested.

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

In the event of default by the Buyer, the Company could be required to pay all rent and other payments due under the terms of the leases. As of January 5, 2004, the maximum potential liability under these guarantees is $1,233,550. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants.

SUBSEQUENT EVENTS

On October 22, 2003, the Board of Directors directed the Company to prepare a tender offer for 204,200 shares of the Company's common stock. The Company commenced the tender offer on December 10, 2003 to purchase 204,200 shares of its common stock at a purchase price of $6.43 per share.

Based on the final count by the depository for the tender offer (OTR, Inc.) on January 14, 2004, 568,564 shares of common stock were properly tendered and not withdrawn. The Company accepted for purchase 204,255 shares, representing approximately 10% of outstanding shares, at a purchase price of $6.43 per share in accordance with the terms of the offer. The Company purchased 36% of the shares tendered. The aggregate price of the shares purchased by the Company through the tender offer is approximately $1,313,000. Fees and expenses associated with the tender offer were approximately $17,000 which will be expensed in the Company's 4th Quarter. All shares repurchased by the Company are retired.

RECENT TRANSACTIONS

Opening of Cornell Oaks Restaurant
July 29, 2003 the Company purchased a one-acre site in Beaverton, Oregon for $775,000. Construction has been completed and the restaurant opened December 29, 2003. The Company has secured financing of approximately $1.6 million and as of January 5, 2004, had drawn $1,199,648.

Repurchase of Convertible Debt
December 1, 2003, the Company repurchased the balance ($650,000) of its 10% convertible notes, paying a 5% premium over face value. The total premium as December 1, 2003 of $32,500 was recorded as a loss on extinguishment.

June 28, 2002 the Company repurchased half ($650,000) of its 10% convertible notes, paying a 15% premium over face value. As permitted by the early adoption provisions of SFAS No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, the total premium of $97,500 was recorded as a loss on extinguishment.

In addition to reducing the Company's debt, these transactions eliminates the potential obligation to issue up to 210,000 shares of common stock upon conversion. All convertible debt has now been repurchased.

Franchise Opening
Elmer's newest franchised restaurant opened on July 21, 2003. The 5,000 square foot restaurant in Coeur d'Alene, Idaho occupies a converted Village Inn site.

Purchase of Cooper's Deli and Pub
July 1, 2002 the Company acquired three Cooper's Deli units located in Salem, Oregon from Cooper's Inc. The Cooper's units are substantially similar to the Company's existing deli operations. Purchase consideration included $100,000 cash, a $66,500, two-year promissory note, $11,500 in assumed liabilities and the assumption of a $155,000 promissory note due to the Company. The acquisition cost of $333,000 included $100,000 in tangible assets and $233,000 in goodwill.

Relocation of Richard's Deli & Pub
May 28, 2002 the Company relocated one of two Hillsboro, Oregon units to a nearby retail mall. The prior landlord's bankruptcy, combined with the superiority of the new space, made the decision to move compelling. The Company terminated its occupancy lease and recorded a $77,000 loss on the surrender of leasehold improvements. The Company entered into a five-year lease for approximately 4,000 sq. ft. at the new location. This is larger than the operating requirement; therefore the Company has subleased 1,900 sq. ft. of the new space to a non-competing use.

Sale of Southern Oregon Elmer's Restaurants
The quarter ended July 22, 2002 results include a gain on sale of building and equipment related to the sale of three company owned restaurants. Effective May 7, 2002 Elmer's Restaurants, Inc. (the "Company") executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the "Buyer"), refranchising three of the Company's Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon. The Company sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer signed 25-year franchise agreements for each location and operates the locations under the Elmer's Breakfast o Lunch o Dinner(TM) name.

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

Purchase of Vancouver, Washington Elmer's
April 15, 2002 the Company acquired an Elmer's restaurant located in Vancouver, Washington from franchisee and former board member, Paul Welch for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location, and continues to operate the location as an Elmer's restaurant. The purchase price was allocated to the tangible assets of the restaurant. The Company has spent approximately $148,000 remodeling the facility.

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

In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which was subsequently revised through Interpretation No. 46R (FIN No. 46R). This interpretation and its revision clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Company adopted the provisions of SFAS No. 145 under its early application provisions in the first quarter of 2003. The Company recorded a loss on extinguishment of debt totaling $97,500 in the prior year and $32,500 in the current year and current quarter that is included in "Other income (expense)" on the condensed consolidated financial statements.

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

Property, Buildings and Equipment
When the Company purchases property, buildings and equipment, the assets are recorded at cost. However, when the Company acquires an operating restaurant or business, the Company must allocate the purchase price between the fair market value of the tangible assets acquired and any excess to goodwill. The fair market value of restaurant equipment fixtures and furnishings in an operating restaurant is difficult to separate from the going concern value of the restaurant. Most of the value of the equipment is due to the fact that it is in the restaurant and working. The Company values in place equipment with reference to replacement cost, age and condition, and utility in its intended use.

Intangible Assets
The Company reviews the valuation of its intangible assets and goodwill annually based on its third quarter financial statements. If the fair values of the intangibles and goodwill were less than their recorded values, an impairment loss would be recognized. The fair values of the reporting units are estimated using multiples of earnings before interest, taxes, depreciation and amortization. The market for these intangibles and goodwill is limited and the realizable value will differ from the fair values estimated by using a multiple of earnings.

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

Revenue Recognition
The Company's revenue is primarily from cash and credit card transactions. As such, restaurant revenue is generally recognized upon receipt of cash or credit cards receipts. Franchise fees based upon a percent of the franchisees gross sales are recognized as the franchisees' sales occur. Revenue from the lottery, which includes traditional ticket based games and video poker games is recorded on a commission basis, that is net of state regulated payouts. Expenses are recorded using accrual accounting based upon when goods and services are used.

Stock Options
The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Based on this methodology the Company has not recorded any compensation costs related to its stock options since all options have been issued at an exercise price equal to or greater than the market value of the Company's stock at the time of issuance.

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $289,151 and $984,784 or $.14 and $.48 in basic earnings per share for the 12 and 40 week periods ended January 5, 2004. These results are compared to reported net income of $268,000 and $1,271,000, or $.13 and $.62 per share for the 12 and 40 week periods ended January 6, 2003. The approximately $21,000 increase in net income for the 12 weeks ended January 5, 2004 reflects lower net interest expense. The $288,500 decrease in net income for the 40 weeks ended January 5, 2004 is largely attributable to the gain on the sale of the three Southern Oregon restaurants in the first quarter 2002, partially offset by losses on the debt repurchase, relocation and losses on the sale of investments. The Company's total assets as of January 5, 2004 were $19.5 million, which is an increase of approximately $2.1 million over total assets as of March 31, 2003. In the 40 weeks ended January 5, 2004, working capital decreased approximately $457,000 while notes payable (net of current portion) increased $227,000. Cash provided by operating activities totaled $2,436,301 for the 40 weeks ended January 5, 2004 compared to $1,283,610 for the 40 weeks ended January 6, 2003. The Company has also placed a $325,000 deposit with the Company's primary food vendor in exchange for improved pricing. The deposit increased prepaid expenses and reduced cash provided by operations. The deposit will be returned to the Company when an electronic funds transfer agreement is finalized with this food vendor. The Billings, Montana franchise agreement expired on December 21, 2003 and was not renewed. Franchise fee revenue for fiscal 2004 was $7,035 and $13,069 for fiscal 2003.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 40 weeks ended January 5, 2004 and January 6, 2003.

For the 12 and 40 week periods ended January 5, 2004, the Company's net income increased 7.8% and decreased 22.7% from the comparable periods in 2003. Net income as a percentage of total revenue decreased from 5.2% for the 40-week period ended January 6, 2003, to 3.8% for the 40 weeks ended January 5, 2004 due to last years net gain on the sale of three Southern Oregon units. Net income as a percentage of total revenue increased from 3.5% for the 12-week period ended January 6, 2003, to 3.8% for the 12 weeks ended January 5, 2004.

                                                    Results of Operations         Results of Operations
Dollar amounts in thousands except per share       For the 40 Weeks Ended         for the 40 Weeks Ended
data                                                   January 5, 2004               January 6, 2003
                                                       ---------------               ---------------
                                                                  Percent of                       Percent of
                                                    Amount         Revenues          Amount         Revenues
                                                   -------         --------         --------        --------
Revenues                                           $25,600          100.0%           $24,399        100.0%
Restaurant costs and expenses                       22,042           86.1%            21,072         86.4%
General and administrative expenses                  1,869            7.3%             1,762          7.2%
Loss (Gain) on sale of land, buildings and
equipment                                                4              --             (736)        (3.0)%
Operating income                                     1,685            6.6%             2,301          9.4%
Non operating income (expense)                       (203)           (.8)%             (362)        (1.5)%
Net income                                             983            3.8%             1,271          5.2%

Basic earnings per share                             $0.48                             $0.62


                                                    Results of Operations         Results of Operations
Dollar amounts in thousands except per share       For the 12 Weeks Ended         for the 12 Weeks Ended
data                                                   January 5, 2004               January 6, 2003
                                                       ---------------               ---------------
                                                                  Percent of                       Percent of
                                                    Amount         Revenues          Amount         Revenues
                                                   -------         --------         --------        --------
Revenues                                            $7,705          100.0%            $7,575        100.0%
Restaurant costs and expenses                        6,701           87.0%             6,572         86.8%
General and administrative expenses                    517            6.7%               519          6.9%
Loss on disposition of equipment                        --              --                --            --
Operating income                                       487            6.3%               484          6.4%
Non operating income (expense)                        (51)           (.7)%              (75)        (1.0)%
Net income                                             289            3.8%               268          3.5%

Basic earnings per share                             $0.14                             $0.13

REVENUES. Revenues for the 12 and 40 weeks ended January 5, 2004 were 1.7% and 4.9% more, respectively, than the comparable period in 2003. Revenues from same store restaurant operations showed an increase of .8% and an increase of 3.7% for the 12 and 40 weeks ended January 5, 2004 respectively, over the comparable period in 2003. Same store sales at the core Elmer's brand decreased .2% and increased 2.7% for the 12 and 40 weeks ended January 5, 2004. The Company defines same store sales as restaurants that were company owned and operated continuously from April 1, 2002 through January 5, 2004.

                                          Revenues                        Revenues
Dollar amounts in thousands        For the 40 Weeks Ended          for the 40 Weeks Ended
                                       January 5, 2004                January 6, 2003
                                       ---------------                ---------------
                                                  Percent of                       Percent of
                                    Amount         Revenues          Amount         Revenues
                                   -------         --------         --------        --------
Restaurant operations:
Restaurant sales                     $21,476           83.9%          $20,624        84.6%
Lottery                                3,268           12.8%            2,865        11.7%
                                    --------           -----          -------        -----
                                      24,744           96.7%           23,489        96.3%

Franchise operations                     856            3.3%              910         3.7%
                                    --------            ----          -------         ----


   Total  revenue                    $25,600          100.0%           24,399       100.0%
                                     =======          ======           ======       ======

                                          Revenues                        Revenues
Dollar amounts in thousands        For the 12 Weeks Ended          for the 12 Weeks Ended
                                       January 5, 2004                January 6, 2003
                                       ---------------                ---------------
                                                  Percent of                       Percent of
                                    Amount         Revenues          Amount         Revenues
                                   -------         --------         --------        --------
Restaurant operations:
Restaurant sales                      $6,477           84.0%           $6,359        84.0%
Lottery                                  992           12.9%              926        12.2%
                                      ------           -----              ---        -----
                                       7,469           96.9%            7,285        96.2%

Franchise operations                     236            3.1%              290         3.8%
                                       -----            ----              ---         ----
   Total  revenue                     $7,705          100.0%           $7,575       100.0%
                                      ======          ======           ======       ======

RESTAURANT COSTS AND EXPENSES. A comparison of restaurant costs and expenses and as a percent of revenue for the 40 weeks and 12 weeks ended January 5, 2004 and January 6, 2003 are as follows:

                                          Restaurant Costs & Expenses        Restaurant Costs & Expenses
Dollar amounts in thousands                 For the 40 Weeks Ended             for the 40 Weeks Ended
                                                January 5, 2004                    January 6, 2003
                                                ---------------                    ---------------
                                            Amount              Percent           Amount           Percent
                                           -------              -------          -------           -------
Cost of restaurant sales:
Food and beverage                           $7,689               30.0%            $6,940            28.4%
Labor and related costs                      8,495               33.2%             8,620            35.5%
Restaurant operating costs                   3,516               13.7%             3,367            13.8%
Occupancy costs                              1,581                6.2%             1,573             6.4%
Depreciation and amortization                  633                2.5%               562             2.3%
Restaurant opening and closing
expenses                                       128                 .5%                10              .0%
                                           -------              -------          -------           -------
  Total Cost of Restaurant Sales           $22,042               86.1%           $21,072            86.4%
                                           =======               =====           =======            =====

                                          Restaurant costs & Expenses        Restaurant Costs & Expenses
Dollar amounts in thousands                 For the 12 Weeks Ended             for the 12 Weeks Ended
                                                January 5, 2004                    January 6, 2003
                                                ---------------                    ---------------
                                            Amount              Percent           Amount           Percent
                                            ------              -------           ------           -------
Cost of restaurant sales:
Food and beverage                           $2,248               29.2%             2,194            29.0%
Labor and related costs                      2,582               33.5%             2,646            34.9%
Restaurant operating costs                   1,078               14.0%             1,064            14.1%
Occupancy costs                                474                6.1%               496             6.5%
Depreciation and amortization                  192                2.5%               172             2.3%
Restaurant opening and closing
expenses                                       128                1.7%                --               --
                                           -------              -------          -------           -------
  Total Cost of Restaurant Sales            $6,701               87.0%            $6,572            86.8%
                                            ======               =====            ======            =====

The addition of three delis to the Company's restaurant portfolio on July 1, 2003 had the effect of increasing food and beverage costs as a percentage of sales and decreasing labor and related costs as a percentage of sales.

Deli operations typically experience higher food costs and lower labor costs as a percentage of sales, than the Company's full service Elmer's and Mitzel's concepts. Food and beverage costs at the Company's Elmer's restaurants for the 12 and 40 weeks ended January 5, 2004 decreased .3% and increased .5% of sales while labor and related costs declined .8% and 1.1%.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 6.7% and 7.3% of total revenue for the 12 and 40 weeks ended January 5, 2004 compared to 6.9% and 7.2% in the comparable period in 2003. Directors and Officers' insurance and employment practices insurance has increased $10,500 over the previous year. Accounting fees have increased $9,000 due to additional SEC requirements. Franchise expense is up $80,000 over the previous year as we have been more aggressive in recruiting new franchisees as well as providing more assistance from the corporate office for new store opening. Training and development expenses are up $26,000 due to additional training of new store management.

LOSS (GAIN) ON SALE OF BUILDINGS AND EQUIPMENT. Gain/Loss on sale of buildings and equipment declined from a gain of 3.0% for the 40 weeks ending January 6, 2003 to a loss of less than .1% for the 40 weeks ending January 5, 2004. The Company has sold no restaurants in fiscal 2004 compared to three in the first quarter 2003.

INCOME FROM OPERATIONS. Income from operations decreased $616,000 to $1,685,000 for the 40 weeks ending January 5, 2004 and increased $2,500 to $487,000 for the 12 weeks ending January 5, 2004. For the 40 weeks ending January 5, 2004, decreases in gain on sale of $740,000 were offset by increased contribution from restaurant and franchise operations of $124,000.

NON-OPERATING INCOME/(EXPENSE). Non-operating expense was (.7)% and (.8)% of total revenues for the 12 and 40 weeks ended January 5, 2004 compared to (1.0)% and (1.5)% of total revenues in the comparable period in 2003. The Company had a net gain on marketable securities and debt extinguishments of $11,000 for the 12 weeks ending January 5, 2004 with no gains or losses in the 12 weeks ending January 6, 2003. For the 40 weeks ending January 5, 2004 net gains on marketable securities and debt extinguishments were $25,000 compared to a loss of $153,000 in marketable securities and debt extinguishment last year.

LIQUIDITY AND CAPITAL RESOURCES. As of January 5, 2004 the Company had cash and cash equivalents of approximately $2.5 million representing an increase from March 31, 2003 of approximately $274,000. Cash provided by operations was $2.4 million. Cash used in investing activities was $2.5 million. Construction of Cornell Oaks used $2.0 million while other additions to property buildings and equipment used $580,000. Net purchases of available for sale securities were $10,000. Net cash provided by financing activities was $302,000. Cash was provided by draws in the construction loan for the Cornell Oaks restaurant of $1.2 million and offset by repurchase of convertible notes of $683,000 and repurchase of common stock of $152,000.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of January 5, 2004, the Company had outstanding indebtedness of $3.5 million with GE Capital and $1.5 million in real estate debt with Wells Fargo Bank.

On January 14, 2004 the Company purchased 204,255 shares, representing approximately 10% of outstanding shares, at a purchase price of $6.43 per share in accordance with the terms of the tender offer. The aggregate price of the shares purchased by the Company through the tender offer is approximately $1,313,000. Fees and expenses associated with the tender offer were approximately $17,000 which will be expensed in the Company's 4th Quarter.

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

The Company entered into a financing agreement with GE Capital to fund approximately $1.6 million toward the Cornell Oaks land, building and equipment. The loans can be drawn as needed to fund the construction. The loans have a variable interest rate and terms of seven and 15 years. As of January 5, 2004, the Company has drawn $1,200,000 on the notes.

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

CONTRACTUAL OBLIGATIONS
The Company makes a range of contractual commitments in the ordinary course of business and in conjunction with the acquisition and sale of restaurants. The following table shows the Company's contractual obligations:

                                                    Commitment expiration period
                          Total amount committed 1 year or less    1-3 years       4-5 years     5 years or more
-----------------------------------------------------------------------------------------------------------------
Term debt                             $5,053,534       $387,434         $896,677     $1,310,673       $2,458,750
Operating Leases                       5,757,161      1,410,839        2,202,205      1,198,354          945,763
Guarantees                             1,233,550        268,962          575,319        320,246           69,023
-----------------------------------------------------------------------------------------------------------------
Totals                               $12,044,245     $2,067,235       $3,674,201     $2,829,273       $3,473,536
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

Market Risks
The Company invests excess cash beyond its working capital requirements in liquid marketable securities. These securities consist primarily of domestic and international corporate and government bond mutual funds focusing on issues with medium and short term maturities and dividend yielding mutual funds. The Company actively manages its portfolio to reduce interest rate risk. However, an increase in interest rate levels will tend to reduce the value of the portfolio.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President and its Corporate Controller, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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


                                   Elmer's Restaurants, Inc.


                                   By: /s/ BRUCE N. DAVIS
                                       ----------------------------------------
                                      Bruce N. Davis
                                      Chief Executive Officer and President



Dated: February 18, 2004

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


/s/ Bruce N. Davis
------------------------------------
Bruce N. Davis
Chief Executive Officer and President
February 18, 2004

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


/s/ Dennis R. Miller
------------------------------------
Dennis R. Miller
Corporate Controller
February 18, 2004

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Chief Executive Officer.                                     23

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Corporate Controller.                                        24