Form 10-K
period 2004-03-29
ELMERS RESTAURANTS INC
filed 2004-06-23
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 29, 2004

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

            OREGON                 _____                93-0836824
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

 11802 S.E. Stark St.
   Portland, Oregon                97216               (503) 252-1485
(ADDRESS OF PRINCIPAL            (ZIP CODE)      (REGISTRANT'S TELEPHONE NUMBER,
  EXECUTIVE OFFICES)                                   INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

Aggregate market value of Common Stock held by nonaffiliates of the Registrant at May 14, 2004: $8.2 million. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at May 14, 2004: 1,816,335.


Document                               Part of Form 10-K into which incorporated
--------                               -----------------------------------------
Proxy Statement for 2004 Annual
Meeting of Shareholders                Part III
====================================== =========================================

                                TABLE OF CONTENTS




Item of Form 10-K                                                                                              Page
PART I............................................................................................................2
     Item 1.     Business.........................................................................................2
     Item 2.     Properties.......................................................................................9
     Item 3.     Legal Proceedings...............................................................................10
     Item 4.     Submission of Matters to a Vote of Security Holders.............................................10

PART II..........................................................................................................11
     Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.......................11
     Item 6.     Selected Financial Data.........................................................................11
     Item 7.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................12
     Item 7A   Quantitative and Qualitative Disclosures About Market Risk........................................18
     Item 8.     Financial Statements and Supplementary Data.....................................................18
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................18
     Item 9A   Controls and Procedures...........................................................................18


PART III.........................................................................................................18
     Item 10.   Directors and Executive Officers of the Registrant...............................................18
     Item 11.   Executive Compensation...........................................................................18
     Item 12.   Security Ownership of Certain Beneficial Owners and Management...................................19
     Item 13.   Certain Relationships and Related Transactions...................................................19
     Item 14.   Principal Accountant Fees and Services...........................................................19

PART IV..........................................................................................................19
     Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 10-K................................19

SIGNATURES.......................................................................................................20

                                     PART I

ITEM 1.      BUSINESS

GENERAL

         The Company, located in Portland, Oregon, is a franchisor and operator of full-service, family oriented restaurants under the names "Elmer's Breakfast
o Lunch o Dinner(R)" and "Mitzel's American Kitchen", and operates delicatessen restaurants under the names "Ashley's Cafe", "Richard's Deli and Pub" and "Cooper's Deli and Pub." The Company is an Oregon corporation and was incorporated in 1983. Walter Elmer opened the first Elmer's restaurant in Portland, Oregon in 1960, and the first franchised restaurant opened in 1966. The Company acquired the Elmer's franchising operation in January 1984 from the Elmer family. The Company now owns and operates 11 Elmer's restaurants, five Mitzel's American Kitchen restaurants, 13 Delis and franchises 21 Elmer's restaurants in five western states. The Company reports on a fiscal year, which ends on the Monday nearest March 31st.

         The Company's corporate office is located at 11802 S.E. Stark Street, Portland, Oregon, 97216; telephone (503) 252-1485, fax (503) 257-7448. The
Company's website address is www.elmers-restaurants.com.

BUSINESS SEGMENTS

         The Company primarily operates in two business segments: restaurant operations and franchising the Elmer's restaurant concept. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for the Company's business segments for fiscal 2004, 2003 and 2002 is discussed in further detail in Note 10 to the financial statements.

         The 11 Company-owned Elmer's restaurants are located in the following states: six in Oregon; three in Washington; one each in Idaho and California. The Company operates five Mitzel's restaurants all located in the Puget Sound area in the state of Washington. The Company operates six Ashley's restaurants, four Richard's Deli and Pub restaurants and three Cooper's Deli restaurants all of which are located in Oregon.

RECENT ACQUISITIONS AND DEVELOPMENTS

         March 15, 2004, Elmer's newest franchised restaurant opened in Corvallis, Oregon. The 4,500 square foot restaurant in Corvallis occupies a converted Lyons restaurant site.

         January 14, 2004, the Company completed a self-tender under which it acquired 204,255 shares of Common Stock, representing approximately 10% of the then outstanding shares, at a purchase price of $6.43 per share. A total of 568,564 shares had been tendered. The cost of the self-tender, including the purchase price, fees and expenses, totaled approximately $1,330,000.

         December 29, 2003, the Company's new prototype restaurant located in Beaverton, Oregon opened. The 5,921 square foot restaurant is located on a one-acre site purchased by the Company in July 2003. The Company secured financing of approximately $1.6 million and as of March 29, 2004 had drawn $1,563,500.

         December 1, 2003, the Company repurchased the balance ($650,000) of its 10% convertible notes, paying a 5% premium over face value. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, the total premium of $32,500 was recorded as a loss on extinguishments of debt.

         November 2003, the Company repurchased 25,000 shares of stock for $151,700 in a privately negotiated transaction.

         June 28, 2002, the Company repurchased half ($650,000) of its 10% convertible notes, paying a 15% premium over face value. As permitted by the early adoption provisions of SFAS No. 145, the total premium of $97,500 was recorded as a loss on extinguishments of debt.

         In addition to reducing the Company's debt, these transactions eliminate the potential obligation to issue up to 210,000 shares of common stock upon conversion of the notes. All convertible debt has now been repurchased.

         July 21, 2003, the Company opened a 5,000 square foot franchised restaurant in Coeur d'Alene, Idaho. This location occupies a converted Village Inn site.

         July 1, 2002, the Company acquired three Cooper's Deli units located in Salem, Oregon from Cooper's Inc. The Cooper's units are substantially similar to the Company's existing deli operations. Purchase consideration included $100,000 cash, a $66,500, two-year promissory note, $11,500 in assumed liabilities and the cancellation of a $155,000 promissory note due to the Company. The acquisition cost of $333,000 included $100,000 in tangible assets and $233,000 in goodwill.

         May 28, 2002, the Company relocated one of two Hillsboro, Oregon Richard's Deli units to a nearby retail mall. The prior landlord's bankruptcy, combined with the superiority of the new space, made the decision to move compelling. The Company terminated its occupancy lease and recorded a $77,000 loss on the surrender of leasehold improvements. The Company entered into a five-year lease for approximately 4,000 sq. ft. at the new location. This is larger than the operating requirement; therefore the Company has subleased 1,900 sq. ft. of the new space to a non-competing use.

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

         As a result of this transaction, the Company posted an after tax gain of approximately $504,000 or $.25 per share in the quarter ending July 22, 2002. For the year ended April 1, 2002, revenues from the three restaurants were $5.07 million, contributing $332,000 in earnings before taxes and interest expense.

         The Company agreed to provide a limited amount of seller financing. As of March 29, 2004, the Company holds notes receivable totaling $215,624, of that amount, approximately $35,000 is due within the next year.

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

         The Company has assigned its rights and obligations under the occupancy leases for the Medford and Roseburg locations. The Company remains a guarantor of the Medford lease until April 2007. The Company's guarantee of the Roseburg lease could extend as long as 2018 if the Buyer exercises its options in 2008 and 2013. The Company has subleased the Grants Pass location to the Buyer for five years under substantially the same terms and conditions as the underlying master lease. Provided all parties are in good standing under the lease at the end of the sublease, the Grants Pass landlord has agreed to lease directly to the Buyer under substantially similar terms.

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

         April 15, 2002, the Company acquired an Elmer's restaurant located in Vancouver, Washington from a franchisee and former board member, Paul Welch for approximately $250,000 in cash and assumed liabilities. The Company has entered into a long-term occupancy lease at the same location, and continues to operate the location as an Elmer's restaurant. The purchase price was allocated to the tangible assets of the restaurant. The Company has spent approximately $148,000 remodeling the facility.

         The Company reached a termination agreement with the Billings franchisee in December 2003. For the fiscal year ended March 29, 2004, the Company recorded less than $7,100 in franchise fee revenues from this location.

         The Company intends to focus future growth primarily through new and existing franchisees, with an emphasis on experienced single and multi-unit operators and locations in the western states where the Company has an established presence. The Company will pursue strategic acquisitions, new restaurant openings and other growth opportunities where they support the Company's strategic focus. From time to time, the Company may refranchise, sell or otherwise dispose of restaurants. The Company has three franchise restaurants under development in Oceanside, California; Eugene, Oregon and Walla Walla, Washington. The Eugene restaurant is expected to open in the second quarter of fiscal year 2005.

SUBSEQUENT EVENTS

         March 30, 2004, the Company refranchised the Company's Elmer's restaurant in Palm Springs, California. The buyer executed a 25-year franchise agreement and assumed the Company's operating lease obligations. The Company remains a guarantor of the lease until April, 2007 and on a rolling twelve-month basis thereafter until 2020. The purchase price of $450,000 was paid in cash and will result in a pretax gain of approximately $150,000.

         March 31, 2004, the Oregon Lottery Commission approved a new six-year retailer contract effective June 27, 2004. The new contract lowers retailer commissions by approximately 10%. If the new commission structure had been applied to sales for the year ended March 29, 2004, it would have reduced revenues from commissions by approximately $435,000. The Lottery has installed additional terminals in most Company locations and the Company expects year over year sales increases to significantly reduce, but not eliminate, the impact of the new lower rates. As a result of timing features of the new contract, most of the adverse impact will be felt in the Company's second quarter ending the second Monday in October.

ELMER'S BREAKFAST o LUNCH o DINNER

         The Company franchises or operates a total of 32 full-service, family-oriented Elmer's restaurants. These restaurants have a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style with fireplaces. They are free standing buildings, ranging in size from 4,600 to approximately 10,000 square feet with seating capacities ranging from 120 to 265 people. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. Six of the restaurants have a lounge with seating capacities ranging from 15 to 75 people. The normal hours of operation are from 6 a.m. to 10 or 11 p.m. and to midnight on weekends in some restaurants with lounges.

         Each restaurant offers full service, with a host or hostess to seat guests and handle payments, wait staff to take and serve orders, and additional personnel to clear and reset tables.

         The menu offers an extensive selection of items for breakfast, lunch and dinner. The Elmer's breakfast menu, which is available all day, contains a wide variety of selections with particular emphasis on pancakes, waffles, omelets, crepes, country platters and other popular breakfast items. Each Elmer's restaurant makes batters and other key menu items from scratch and prepares its fruit sauces with fresh fruits when in season. The lunch menu includes soups, salads, hamburgers and hot and cold sandwiches. Guests at dinner may choose from steak, seafood, chicken, and a variety of home-style items such as pot roast and turkey. A special children's menu and a full senior menu is offered in all restaurants.

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

ASHLEY'S, RICHARD'S DELI AND PUB AND COOPER'S DELI

         The Company operates a total of six Ashley's restaurants, four Richard's Delis and Pubs and three Cooper's Delis. They are substantially similar in design, size and menu. Ten of the thirteen units are located in retail strip mall locations, one is in a food court in a major indoor mall, and two are freestanding buildings. They range in size from 1,000 to 2,200 square feet with seating capacities ranging from 15 to 30 people. A portion of the dining room is also used for the sale of Oregon lottery games. The normal hours of operation are from 8 a.m. to 10 p.m. and up to 2 a.m. for some restaurants on weekends.

         Each restaurant offers deli-style hot and cold sandwiches, soups, salads, and desserts and has a catering department. The restaurants are approved retailers with the Oregon lottery and offer all lottery games. Meal selections generally range in price from $2.95 to $6.95. The catering operation offers small to medium size food service and event support for business meetings, outdoor barbecues and special events.

         The above brands provide a vehicle for market penetration and unit growth, leveraging off the concept of broad appeal, quick-turn meals and emphasis on service. In a typical market, Ashley's restaurants, Richard's Delis and Pubs and Cooper's Delis experience competition from other moderately-priced, casual dining and walk-through restaurants and/or economy sandwich outlets. Ashley's, Richard's and Cooper's differentiate themselves from economy deli competitors by their full table and beer and wine service, attentive wait staff, lottery games, entertaining atmosphere, distinctive decor and value-priced meals.

FRANCHISE OPERATIONS

         In addition to the acquisition and development of additional Company operated restaurants, the Company encourages the strategic development of franchised restaurants in its existing markets as well as other western states. The primary criteria considered by the Company in the selection, review and approval of prospective franchisees is the availability of adequate capital, customer service experience, prior experience in operating full-service restaurants, and ability to operate the restaurant. Under a franchise agreement, a franchisor grants to a franchisee the right to operate a business in a manner developed by the franchisor. The franchisee owns the franchised operation independently from the franchisor and, in effect, pays a fee for the right to use the franchisor's name, format, and operational procedures. Franchisees benefit from a common identification, standardized products, and the business reputation and services that a franchisor may provide, such as group advertising, management services, product enhancements, and group buying programs. The franchisee is able to capitalize on a business concept without, in many cases, having to invest substantial capital to develop name recognition, menu items, logos and the like. The franchisor is able to expand its business without having to invest substantial capital in property, buildings and equipment.

         EXISTING FRANCHISEES. The Company's 23 existing franchise agreements generally grant to franchisees the right to operate an Elmer's restaurant in one specific location for 25 years, renewable generally for an additional period of 5 to 25-years. Existing franchisees paid initial franchise fees of up to $35,000 plus additional fees of up to $10,000 if the restaurant had a lounge serving alcoholic beverages on entering into the agreement. Franchisees pay monthly franchise royalty fees based on the gross revenues of their restaurants. All but four restaurants must contribute up to one percent of gross revenues to a common advertising pool. From time to time, franchised and Company-owned restaurants have agreed to increase advertising pool contributions to one and one-half percent. The Company may terminate a franchise agreement for several reasons including the franchisee's bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the franchise agreement or operations manual, continued material violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business.

         PROSPECTIVE FRANCHISEES. Prospective new franchisees will generally pay an initial franchise fee of $40,000. Initial franchise fees are generally payable in cash at the execution of the franchise agreement. Existing franchisees opening new franchised restaurants may pay a lower initial franchise fee than new franchisees. For new franchisees, the monthly franchise royalty fee is expected to be four percent of the gross revenues of the restaurant, subject to a minimum monthly fee of $1,500. The standard franchising agreement calls for a monthly advertising contribution equal to one percent of the gross revenues of the restaurant. See "Services to Franchisees" below.

         A prospective franchisee that assumes operation of a previously franchised restaurant may be offered a reduced initial franchise fee, deferred payment of the franchise fee, or other concessions. Pursuant to certain area franchise agreements, the

Company will receive reduced initial franchise fees and monthly royalty fees from additional restaurants that may be opened in the areas covered by those agreements. See "Area Franchise Agreements" below.

         The Company estimates that construction costs for a suitable freestanding building, exclusive of land, furniture, fixtures and equipment, will range from approximately $520,000 to $700,000, with actual costs dependent upon local building requirements and construction conditions, as well as configuration and parking requirements.

         The cost of the land may vary considerably depending upon the location and size of the site, surrounding population density and other factors. The cost of kitchen equipment, furniture and trade fixtures is estimated by the Company to range from approximately $325,000 to $400,000. Inventory and miscellaneous items such as paper goods, food, janitorial supplies, and other small wares are estimated initially to cost between approximately $35,000 and $60,000.

         The Company also has an active program to convert existing restaurants to the Elmer's concept. Candidates for conversion must meet the Company's requirements for location, construction and market area. Conversions must also be consistent with the Elmer's brand image after remodeling. Conversion costs typically range between $300,000 and $500,000. Usually, the Company is retained to design and supervise conversion, for which the Company receives a management fee of $25,000.

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

         AREA FRANCHISE AGREEMENTS. Under previous management, the Elmer's franchising operation granted exclusive area franchise agreements, whereby independent entities obtained the exclusive rights to develop Elmer's restaurants within their respective areas. All exclusive area franchise agreements have expired or lapsed, except for Clackamas County, Oregon. The area franchise agreements require the area franchisee to share with the Company the initial fees and the franchise royalty fees for each new restaurant in the area. The Company's share of the initial fees range from $2,500 to $12,500 per restaurant. There are two restaurants covered by this area franchise agreement. Under the area franchise agreement, the Company reserves the right to approve each new restaurant franchisee. The area franchise agreement grants the franchisees the right to use the Company's name in the particular area and preclude the Company from opening Company-owned or franchised restaurants in the areas covered by the agreements. The Company does not intend to enter into similar agreements in the future.

         AREA DEVELOPMENT AGREEMENTS. The Company may offer Area Development Agreements, which grant, for a fee, the right to be the exclusive franchisee for a designated area. These include a commitment for a certain number of restaurants to be opened within a set time. Under the Area Development Agreements, the franchisee must own and operate all restaurants directly and may not sub-franchise.

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

         The Company provides both formal and informal ongoing training for franchisees. At least one two or three-day meeting is scheduled each year. At the meetings, franchisees attend lectures by Company personnel and guest speakers from the industry, as well as participate in discussions on such topics as cost control, promotion and food presentation.

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

COMPANY-OWNED RESTAURANTS

         The Company owns and operates 11 Elmer's restaurants, which it acquired or built from 1984 to 2003, five Ashley's restaurants acquired February 18, 1999, four Richard's Deli and Pub restaurants acquired March 31, 1999, one additional Ashley's unit opened January 3, 2001, five Mitzel's American Kitchen restaurants purchased December 13, 2000 and three Cooper's Delis purchased July 1, 2002.

         The Company has owned and operated an Elmer's restaurant located in the Delta Park section of Portland, Oregon since January 1984. In August 1986, the Company opened a restaurant in Tacoma, Washington. In January 1987, the Company began operation of a restaurant in Lynnwood, Washington and assumed operation of an Elmer's restaurant in Grants Pass, Oregon. In fiscal 1988, the Company acquired from former franchisees restaurants in Gresham, Albany, and Medford, Oregon; and Boise, Idaho. In fiscal 1989, the Company purchased the land and buildings for the Boise and Gresham restaurants and also purchased, from a former franchisee, an additional restaurant in Hillsboro, Oregon. In May 1989, the Company acquired a franchised Elmer's restaurant in Palm Springs, California. In July 1991, the Company acquired a franchised Elmer's restaurant in Beaverton, Oregon. In November 2000, the Company sold and entered into a long-term franchise agreement and occupancy lease for the Gresham Elmer's restaurant. Also in 2000 the Company purchased the assets and remodeled the Springfield Elmer's restaurant. In April 2001 the Company purchased and remodeled the Roseburg Elmer's restaurant. The Company purchased an Elmer's restaurant located in Vancouver, Washington in April 2002. In fiscal 2003, the Company purchased the land and constructed a restaurant located in Beaverton, Oregon. Of the 11 Company-owned Elmer's restaurants, seven operate on leased property and four on property owned by the Company.

         In July 2003, the Company purchased a one-acre site in Beaverton, Oregon. The Company built a prototype restaurant at this location. The Company intends to use the prototype restaurant to market the Elmer's concept to prospective franchisees and as a training restaurant for franchise owners and managers.

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

EMPLOYEES

         As of March 29, 2004, the Company employed 290 persons on a full-time basis, of whom 25 were corporate office personnel and 265 were restaurant personnel. At that date, the Company also employed 433 part-time restaurant and 1 part-time corporate personnel. Of 25 corporate employees, 9 are in upper management positions and the remainder are professional and administrative employees. Employees of franchised Elmer's restaurants are not included in these figures. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent. Most employees, other than management and corporate personnel, are paid on an hourly basis. Many restaurant personnel also receive tips. The Company believes that it provides working conditions, wages and benefits that exceed those of its competition.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of June 10, 2004, the executive officer and other key personnel of the Company were as set forth below.

Name                      Age              Position
----                      ---              --------
Bruce Davis               43               President and Chief Executive Officer
Gerald Scott              50               Vice President
Dennis Miller             55               Secretary and Corporate Controller

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

         Dennis Miller has served as Secretary since April 2002 and Corporate Controller since December 2000 when the Company purchased the Mitzel's Restaurants. Prior to that, and since September 1994, Mr. Miller was Corporate Controller for Mercer Restaurant Services, which owned and managed restaurants in the Puget Sound Area including the Mitzel's Restaurant chain. Prior to joining the restaurant industry, he had over 22 years in hotel finance positions, including 11 years with Westin Hotels.

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

ADVERTISING AND MARKETING

         Word-of-mouth advertising, new restaurant openings, and the on-premises sale of promotional products have historically been the primary methods of restaurant advertising. The Company recently hired a Marketing Director to assist in projecting the Elmer's restaurant concept to the general public in the Western states, primarily through magazines, newspapers, and radio and television commercials. The Company maintains a common advertising pool with its franchisees to advertise Elmer's restaurants. After production costs for the advertising campaign have been paid out of the common pool, the remaining money is used for advertising in the various local areas of the franchised restaurants. The Company-owned Elmer's restaurants and all but four of the franchised restaurants are required to participate by contributing one percent of monthly gross revenues. The Company promotes the Mitzel's restaurants with local and regional store marketing initiatives. At the present time, the Company relies principally on word-of-mouth advertising and catering exposure for advertising of Ashley's, Richard's and Cooper's.

         Generally, ongoing consumer research is employed on a limited basis to track attitudes, brand awareness and market share of not only the Company's customers, but also of its major competitors' customers as well. This is vital in creating a better understanding of the Company's short and long-term marketing strategies.

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

ITEM 2.      PROPERTIES

HEADQUARTERS

         The Company's corporate offices are located in Portland, Oregon and consist of an office facility of approximately 5,000 square feet. Lease payments totaled approximately $34,000 for fiscal 2004. The lease expires November 30, 2006.

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

                                                         Approximate Area
Elmer's Locations                                Site             Restaurant
-----------------                                ----             ----------
Tacoma, Washington                               1.3 acres        6,660 sq. ft.
Lynnwood, Washington                             1 acre           6,500 sq. ft.
Boise, Idaho                                     1.3 acres        5,430 sq. ft.
Beaverton, Oregon                                1 acre           5,921 sq. ft.

         LEASED PROPERTIES. The Company leases the property upon which the following 25 Corporate-owned restaurants are located. Each lease contains specific terms relating to calculation of lease payment, renewal, purchase options, if any, and other matters.

                                                Approximate Area
         Elmer's Locations                Restaurant Sq. ft.    Expiration
         -----------------                ------------------    ----------
         Hillsboro, Oregon                       6,350          January, 2011
         Albany, Oregon                          5,460          February, 2008
         Springfield, Oregon                     9,000          June, 2011
         Palm Springs, California                5,500          April, 2007
         Portland, Oregon (Delta Park)           6,350          July, 2006
         Vancouver, Washington                   5,900          February, 2009
         Beaverton, Oregon                       5,322          August, 2006

         Mitzel's Locations
         ------------------
         Everett, Washington                     6,200          December, 2004
         Fife, Washington                        5,900          September, 2011
         Kent, Washington                        5,100          April, 2005
         Oak Harbor, Washington                  5,200          April, 2005
         Poulsbo, Washington                     6,500          July, 2005

         Ashley's Locations
         ------------------
         Bend, Oregon (North)                    1,000          December, 2005
         Bend, Oregon (South)                    1,400          August, 2006
         Redmond, Oregon                         1,200          June, 2006
         Eugene, Oregon                          1,700          September, 2005
         Springfield, Oregon (Gateway)             921          January, 2005
         Springfield, Oregon (Thurston)          1,200          March, 2007

         Richard's Locations
         -------------------
         Aloha, Oregon                           1,727          November, 2005
         Hillsboro, Oregon (North)               1,092          August, 2004
         Hillsboro, Oregon (South)               4,000          March, 2005
         Tigard, Oregon                          1,743          December, 2007

         Cooper's Deli and Pub
         ---------------------
         Salem, Oregon (Commercial)              1,070          August, 2008
         Salem, Oregon (Keizer)                  1,440          May, 2009
         Salem, Oregon (Lancaster)               2,390          January, 2008


         The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company engages periodically in remodeling and other capital improvement projects designed to expand and improve the efficiency of its facilities. Of the ten leases up for renewal in the next two years, the Company holds options to renew eight of them including each of the Elmer's and Mitzel's locations coming due in the next two years.

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

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "ELMS."

         The following table sets forth the high and low reported sales prices of the Common Stock in the NASDAQ Small Cap Market for the fiscal year quarters indicated:

                                             Fiscal Year Ended
                                 March 29, 2004              March 31, 2003
                         ----------------------------- -------------------------
                             High          Low             High          Low
1st Quarter                  8.00          4.83            7.51          4.74
2nd Quarter                  6.49          5.91            6.04          4.90
3rd Quarter                  6.75          6.00            5.42          4.97
4th Quarter                  7.50          6.40            6.50          5.00

         Although the Common Stock is traded on the NASDAQ Small Cap Market, there is a relatively low trading volume.

         On October 22, 2003, the Board of Directors directed the Company to prepare a tender offer for 204,200 shares of the Company's common stock. The Company commenced the tender offer on December 10, 2003 to purchase 204,200 shares of its common stock at a purchase price of $6.43 per share.

         Based on the final count by the depository for the tender offer (OTR, Inc.) on January 14, 2004, 568,564 shares of common stock were properly tendered and not withdrawn. The Company accepted for purchase 204,255 shares, representing approximately 10% of outstanding shares, at a purchase price of $6.43 per share in accordance with the terms of the offer. The Company purchased 36% of the shares tendered. The aggregate price of the shares purchased by the Company through the tender offer was $1,313,088. Fees and expenses associated with the tender offer were $16,453 and were expensed in the Company's 4th Quarter. All shares repurchased by the Company were retired.

         The Company has not paid or declared cash dividends on its Common Stock. In March 2002 the Company declared a five-percent stock dividend. The Company intends to retain any future earnings to finance growth and does not presently intend to pay cash dividends. Any future dividend will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, debt covenants or other relevant factors will determine any future dividends.

         As of May 14, 2004, the Company had 150 shareholders of record. The Company estimates there are approximately 450 beneficial shareholders.

UNREGISTERED SALES OF STOCK

         No sales of unregistered Common Stock were made by the Company in the last three fiscal years.

ITEM 6.      SELECTED FINANCIAL DATA

         The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," other financial information included herein, and Elmer's Restaurants, Inc. consolidated financial statements. The selected financial data set forth below for the Company as of March 29, 2004, March 31, 2003 and April 1, 2002 and for each of the three years in the period ended March 29, 2004 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of April 2, 2001 and March 31, 2000 are derived from the consolidated financial statements not included elsewhere herein.

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

                                          March 29,       March 31,       April 1,        April 2,        March 31,
For the fiscal years ended                  2004             2003           2002            2001             2000

Revenues                                   $33,491,570     $31,984,292    $33,775,648      $25,852,336    $22,179,574
Net income                                   1,277,384       1,557,613      1,065,856          956,006        939,549
Net income per share                              0.64            0.76           0.52             0.48           0.49
Total assets                                19,045,329      17,389,303     16,685,283       16,374,147     13,847,208
Long-term notes payable, less
current portion                              4,916,157       4,439,170      5,366,050        5,798,769      5,124,130
Total liabilities                            9,421,134       7,639,198      8,396,191        9,129,937      8,209,004
Total shareholder's equity                   9,624,195       9,750,105      8,289,092        7,244,210      5,638,204

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

         The following table presents summarized quarterly results for Fiscal 2004 and 2003.


                                                Quarter 1            Quarter 2             Quarter 3         Quarter 4
FISCAL 2004
  Revenues                                    $10,059,012           $7,835,882            $7,705,568        $7,891,108
  Operating Income                                618,893              579,128               486,991           493,500
  Net Income                                      363,105              330,528               289,151           294,600
  Net Income per share                        $      0.18           $     0.16            $     0.14        $     0.16

FISCAL 2003
  Revenues                                    $ 9,438,069           $7,385,565            $7,575,376        $7,585,282
  Operating Income                              1,303,913              512,923               484,444           456,290
  Net Income                                      713,082              290,063               268,145           286,323
  Net Income per share                        $      0.35           $     0.14            $     0.13        $     0.14


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

CRITICAL ACCOUNTING POLICIES

The Company's reported results are affected by the application of certain accounting policies that require subjective or complex judgments. These judgments involve estimates that are inherently uncertain and may have a significant impact on the Company's quarterly or annual results of operations and financial condition. Changes in these estimates and judgments could have significant effects on the Company's results of operations and financial condition in future years. Management believes the Company's most critical accounting policies cover accounting for long-lived assets - specifically property, buildings and equipment depreciation thereon and the valuation of intangible assets. Additional critical accounting policies govern revenue recognition and accounting for stock options.

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

Intangible Assets
-----------------
The Company reviews the valuation of its intangible assets and goodwill annually based on its third quarter financial statements. If the fair values of the intangibles and goodwill were less than their recorded values, an impairment loss would be recognized. The fair values of the reporting units are estimated using multiples of earnings before interest, taxes, depreciation and amortization. The market for these intangibles and goodwill is limited and the realizable value will differ from the fair values estimated by using a multiple of earnings.

Depreciation
------------
Property, buildings and equipment are depreciated using the straight-line method over their estimated useful lives. The useful lives of the individual assets are estimated by the Company's management based upon their experience in the restaurant industry. Generally buildings are depreciated over 35 years and equipment is depreciated over a range of 3 to 10 years. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. Periodically the Company reviews the net book value of its depreciable assets to determine if there is any possible impairment of value. If it were to be determined that any asset had been permanently impaired the asset would be written down to its realizable value. To date, the Company has not determined any depreciable assets to be impaired. Differences between the realized lives and the estimated lives could result in changes to the Company's results from operations in future years, as well as changes in the rate of recurring capital expenditures.

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

In Note 1 of the Notes to Consolidated Financial Statements, we provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. A change to recognize compensation expense for all options granted using a fair value approach in regularly reported financial results would have a significant impact on our results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivatives embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which was subsequently revised through Interpretation No. 46R (FIN No. 46R). This interpretation and its revision clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and require existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on the Company's consolidated financial statements. Additional required disclosures have been included in Note 1 of the financial statements.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company has adopted this statement and there was no material impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Company adopted the provisions of SFAS No. 145 under its early application provisions in the first quarter of 2003. The Company recorded a loss on extinguishment of debt totaling $97,500 in the prior year and $32,500 in the current year and current quarter that is included in "Other income (expense)" on the consolidated financial statements.

HIGHLIGHTS OF HISTORICAL RESULTS

         The Company reported record net income of approximately $1,277,000, or $.64 basic earnings per share for the year ended March 29, 2004, on sales of approximately $33,492,000. This compares to reported net income of approximately $1,558,000, or $.76 per share for the year ended March 31, 2003. For the year ended April 1, 2002, the Company reported net income of approximately $1,066,000 or $.52 per share. The $281,000 decrease in net income 2004 over 2003 is largely attributable to gain in fiscal 2003 on sale of the three Southern Oregon restaurants of $504,000 net of tax, partially offset by losses totaling $141,000 from debt repurchase, restaurant relocation and losses on investments.

         During the year ended March 29, 2004, total assets increased approximately $1,656,000 to $19 million. During the year ended March 29, 2004, total shareholders' equity decreased approximately $126,000 to $9.6 million, primarily as a result of the purchase of 10% of the Company's outstanding shares of stock offset by the Company's current year net income.

COMPARISON OF FISCAL YEAR 2004 RESULTS TO HISTORICAL RESULTS OF OPERATIONS Dollar amounts in thousands except per share data

                                                                                 For the Year Ended
                                             ------------------------------ ---------------------------- ---------------------------
                                                    March 29, 2004                March 31, 2003                 April 1, 2002
                                             ------------------------------ ---------------------------- ---------------------------
                                                                Percent of                   Percent of                  Percent of
                                               Amount            Revenues     Amount          Revenues     Amount         Revenues
                                             ------------------------------ ---------------------------- ---------------------------

Revenue                                       $  33,492           100.0 %    $  31,984         100.0 %    $  33,776        100.0 %
Restaurant costs and expenses                    28,848            86.1 %       27,711          86.6 %       29,443         87.2 %
General and administrative expenses               2,461             7.4 %        2,268           7.1 %        2,298          6.8 %
(Gain) loss on sale of land, buildings, and
equipment                                             4               -           (752)         (2.4)%            6            -
Operating income                                  2,178             6.5 %        2,758           8.6 %        2,028          6.0 %
Non operating income (expense)                     (276)            (.8)%         (440)         (1.4)%         (462)        (1.4)%
Net income                                        1,277             3.8 %        1,558           4.9 %        1,066          3.2 %
Earnings per share                            $     .64                      $     .76                    $     .52
Weighted average shares outstanding           1,990,047                      2,047,061                    2,058,955

REVENUE

                                                                 For the Year Ended
                                 --------------------------- -------------------------- ---------------------------
                                       March 29, 2004               March 31, 2003              April 1, 2002
                                 --------------------------- -------------------------- ---------------------------
                                                 Percent of                 Percent of                  Percent of
                                   Amount         Revenues     Amount        Revenues     Amount         Revenues
                                 --------------------------- -------------------------- ---------------------------
Restaurant operations:
Restaurant sales                  $  28,100          83.9%    $  27,051         84.6%    $  29,147          86.3%
Lottery                               4,188          12.5%        3,682         11.5%        3,412          10.1%
                                  ---------      ---------    ---------     ---------    ---------      ---------
                                     32,288          96.4%       30,733         96.1%       32,559          96.4%
Franchise operations                  1,204           3.6%        1,251          3.9%        1,217           3.6%
                                  ---------      ---------    ---------     ---------    ---------      ---------
Total revenue                     $  33,492         100.0%    $  31,984        100.0%    $  33,776         100.0%
                                  =========      =========    =========     =========    =========      =========

          REVENUES. Restaurant sales are comprised of food and beverage sales at Company owned restaurants. Lottery revenues are principally commissions received from the sale of Oregon Lottery products under retailer contracts with the Oregon State Lottery. March 31, 2004, the Oregon Lottery Commission approved a new six-year retailer contract effective June 27, 2004. The new contract lowers retailer commissions by approximately 10%. If the new commission structure had been applied to sales for the year ended March 29, 2004, it would have reduced revenues from commissions by approximately $435,000. The Lottery has installed additional terminals in most Company locations and the Company expects year over year sales increases to significantly reduce, but not eliminate, the impact of the new lower rates. As a result of timing features of the new contract, most of the adverse impact will be felt in the Company's second quarter ending the second Monday in October.

         Revenues for the year ended March 29, 2004 were 4.7% higher than for the comparable period in 2003. Revenues from same store restaurant operations showed an increase of 2.5% over the comparable period in 2003. Same store sales at the core Elmer's brand increased 1.3% for the year ended March 29, 2004.

RESTAURANT COSTS AND EXPENSES. A comparison of restaurant costs and expenses as a percent of revenue is as follows:

                                                              FOR THE YEAR ENDED
                                              -------------- -- ------------- --- --------------
                                                MARCH 29,        MARCH 31,          APRIL 1,
                                                  2004              2003              2002
                                              --------------    -------------     --------------

Cost of restaurant sales:
Food and beverage                                     29.6%            28.9%              28.7%
Labor and related costs                               33.5%            35.1%              35.9%
Restaurant operating costs                            13.9%            13.9%              14.0%
Occupancy costs                                        6.2%             6.3%               6.1%
Depreciation and amortization                          2.5%             2.4%               2.3%
Restaurant opening and closing expenses                 .4%             0.0%               0.2%
                                              --------------    -------------     --------------
    Total Cost of Restaurant Sales                    86.1%            86.6%              87.2%
                                              ==============    =============     ==============

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 7.4% of total revenue in fiscal 2004 compared to 7.1% and 6.8% in fiscal 2003 and 2002 respectively. Following the sale of the three Southern Oregon restaurants, the Company has worked to reduce G&A expense in conjunction with the reduction in the number of Company owned restaurants. The time required to achieve these cost savings accounts for the increase in G&A expense as a percentage of sales in the first half of the year.

         NON-OPERATING INCOME/(EXPENSE). Non-operating expense was .8% of total revenues for the year ended March 29, 2004 compared to 1.4% and 1.4% of total revenues in the years ended March 31, 2003 and April 1, 2002 respectively. Net interest expense has declined each year as a percentage of revenues. In the current year the Company recorded a loss on debt extinguishment and gains on sales of marketable securities equal to .1% of total revenues. Whereas, for the year ended March 31, 2003 the Company had losses on debt extinguishment and marketable securities of .5% of total revenue.

         LIQUIDITY AND CAPITAL RESOURCES. As of March 29, 2004, the Company had cash and equivalents of approximately $1.6 million representing a decrease from March 31, 2003 of approximately $.6 million. Cash provided by operations was $3.0 million. The Company used $2.7 million of cash in investing activities. Purchase of land and construction of the Cornell Oaks restaurant, which opened in December 2003, totaled $2.4 million. Capital expenditures at the remaining Company restaurants totaled $694,000. Cash used in financing activities consisted of stock repurchases of $1,465,000, repurchase of convertible debt of $682,500, repayment of notes payable of $353,000 and offset by the issuance of long term debt of $1,563,000.

         The Company repurchased 204,255 shares of its Common Stock, 10% of the total, in a self-tender offer on January 14, 2004 for $1,313,085. In addition the Company repurchased 25,000 shares of stock for $151,700 in a privately negotiated transaction which was completed in November 2003.

         The Company's primary liquidity needs arise from debt service, operating lease requirements and the funding of capital expenditures. The Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of March 29, 2004, the Company's primary indebtedness was $3.8 million under term loan facilities with GE Capital, $1.5 million in real estate loan facilities with Wells Fargo Bank.

         The Board of Directors adopted the 1999 Stock Option Plan (the Plan) in February 1999, which provides for the award of incentive stock option to key employees and the award of nonqualified stock options to employee and nonemployee directors. Under the terms of the Plan, the exercise price of the options are determined as the fair market value based on trading values of the Company's common stock at the time the option is granted. Under the Plan 546,000 shares of common stock are authorized for issuance. Options are exercisable upon vesting. Options generally vest 20% annually and expire 10 and 15 years after the date of grant. The Company complies with the disclosure-only provisions of SFAS No. 123 and no compensation cost has been recognized for the Plan.

         In March 2004, the Company granted stock options for 12,000 shares to non-employee directors of the Company. The options vest over five years and have a ten-year term. The exercise price of $6.77 was equal to the market value of the Company's stock on the grant date.

         In May 2003, the Company granted non-executive incentive stock options for 45,000 shares to employees of the Company. The options vest over five years and have a ten-year term. The exercise price of $5.48 was equal to the market value of the Company's stock on the grant date.

         In August 2002, the Company elected to fix the interest rate on the $925,000 portion of the GE Capital loan that had a variable interest rate. The new rate is 7.4% per annum. The GE loans carry a weighted average interest rate of 8.4% and have a maturity of 7.3 years.

         The remaining Wells Fargo real estate debt has a weighted-average maturity of 5.4 years, bears interest at an average of 5.8%, requires monthly payments of principal and interest, and is collateralized by three real estate assets. In June 2003 the Company negotiated a variable rate note, which in combination with an interest rate swap agreement, results in an average fixed interest rate of 6.17%.

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

         Elmer's Restaurants, Inc., like most restaurant businesses, is able to operate with nominal or deficit working capital because sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants are either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders.

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

CONTRACTUAL OBLIGATIONS

         The Company makes a range of contractual commitments in the ordinary course of business and in conjunction with the acquisition and sale of restaurants. The following table shows the Company's contractual obligations:

                                                                  Commitment expiration period
                                Total amount committed    1 year or less       1-3 years      4-5 years    5 years or more
---------------------------------------------------------------------------------------------------------------------------
Term debt                                 $  5,332,435       $   416,278     $   965,755     $1,356,542         $2,593,860
Operating leases                             5,397,174         1,422,915       2,030,727      1,114,032            829,500
Guarantees                                     969,300           273,000         586,950        109,350                  -
---------------------------------------------------------------------------------------------------------------------------
Totals                                    $ 11,698,909       $ 2,112,193     $ 3,583,432     $2,579,924         $3,423,360
                                          ============       ===========     ===========     ==========         ==========

         The covenants to the Company's term debt require the Company to maintain certain leverage and cash flow ratios, discussed in detail in the notes to the financial statements. The Company believes it is in compliance with all debt covenants as of the fiscal year ended March 29, 2004 and the Company expects it will continue to be in compliance. However, in the event the Company was out of compliance with the debt covenants, the terms of the loan agreements generally provide for the acceleration of repayment.

         The Company has signed long-term occupancy leases for all but three of its restaurant locations. These leases are recorded as operating leases, and costs are expensed as they become due.

         Under the terms of lease assignment agreements, the Company has guaranteed certain franchisee occupancy leases for three more years. In one case the Company's guarantee would be extended in the event the franchisee exercises their options to extend the lease. If all options are exercised, the guarantee would be extended until 2018. In all cases these guarantees are in turn, personally guaranteed by the franchisee. In the event the franchisee defaulted on the occupancy lease, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast o Lunch
o Dinner(R). These guarantees are further discussed in Note 11 of the financial statements.

INFLATION

         Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of March 29, 2004, a significant percentage of the Company's employees were paid wages equal to or based on the state minimum hourly wage rates. Economic growth that would reduce unemployment or make more jobs available in higher paying industries could directly affect the Company's labor costs. The Company believes that inflation has not had a material impact on its results of operations for fiscal 2004, fiscal 2003 or fiscal 2002. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

SEASONALITY

         The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather-related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

         Certain statements in this Form 10-K under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; changes in lottery commissions or regulations; continued NASDAQ listing; weather conditions; construction schedules; and other factors referenced in this Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximates the book value at March 29, 2004.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.     CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and its Corporate Controller, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 29, 2004 (the"Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company is included under the caption "Election of Directors" in the Company's definitive proxy statement (the "2004 Proxy Statement") for its 2004 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

         Information with respect to executive compensation is included under the caption "Executive Compensation" in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Jaspers Food Management, Inc. ("JFMI") provides some of the Company's administrative and accounting service needs for the operations of the Company's Ashley's, Richard's and Cooper's restaurants. William Service and Bruce Davis each own 36% of the outstanding common stock of JFMI and each serves on JFMI's three-person Board of Directors. JFMI's third director is Cordy Jensen who owns 3.75% of the outstanding common stock of JFMI. Mr. Davis is an executive officer of the Company, Mr. Service resigned as Chief Executive Officer of the Company effective November 1, 2002. Messrs. Service, Davis and Jensen serve on the Company's Board of Directors. For Fiscal 2004, Mr. Davis was entitled to annual salaried compensation of $30,000 from JFMI.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required is set forth under the caption "Audit Committee" in the Proxy Statement and is incorporated herein by reference.


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

                  Financial Statements and Schedules                                                      Page in
                                                                                                        this Report

Independent Auditor's Reports...............................................................................F-1

Consolidated Balance Sheets at March 29, 2004 and March 31, 2003............................................F-2

Consolidated Statements of Income for the years ended March 29, 2004, March 31, 2003 and April 1, 2002...........................................................................................F-3

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 29, 2004,
March 31, 2003 and April 1, 2002............................................................................F-4

Consolidated Statements of Cash Flows for the years ended March 29, 2004, March 31, 2003 and April 1, 2002...........................................................................................F-5

Notes to Consolidated Financial Statements..................................................................F-6

         No other schedules are included because the required information is inapplicable or is presented in the financial statements or related notes thereto.

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Elmer's Restaurants, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Elmer's Restaurants, Inc. and Subsidiaries (the Company), as of March 29, 2004 and March 31, 2003 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended March 29, 2004, March 31, 2003 and April 1, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elmer's Restaurants, Inc. and Subsidiaries, as of March 29, 2004 and March 31, 2003, and the results of their operations and their cash flows for the years ended March 29, 2004, March 31, 2003 and April 1, 2002, in conformity with U.S. generally accepted accounting principles.




Portland, Oregon
May 24, 2004

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                         MARCH 29,             MARCH 31,
                                                                                           2004                  2003
                                                                                       --------------        --------------

                                                          ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                        $   1,601,378         $   2,200,263
      Marketable securities                                                                  930,196               760,441
      Accounts and franchise fees receivable                                                 261,669               260,848
      Notes receivable - franchisees, current portion                                         41,036                81,771
      Inventories                                                                            372,707               430,737
      Prepaid expenses and other                                                             476,159               227,142
      Income taxes receivable                                                                159,877               121,617
                                                                                       --------------        --------------

                       Total current assets                                                3,843,022             4,082,819

      Notes receivable - franchisees, net of current portion                                 191,244               212,026
      Property, buildings, and equipment, net                                              9,325,050             7,075,969
      Goodwill                                                                             4,897,743             4,897,743
      Intangible assets                                                                      602,709               602,709
      Principal debt service account for convertible debt                                        -                 208,929
      Other assets                                                                           185,561               309,108
                                                                                       --------------        --------------

TOTAL ASSETS                                                                           $  19,045,329         $  17,389,303
                                                                                       ==============        ==============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable, current portion                                                   $     416,278         $     332,810
      Accounts payable                                                                     1,496,905             1,118,167
      Accrued expenses                                                                       500,536               314,136
      Accrued payroll and related taxes                                                      662,253               486,915
                                                                                       --------------        --------------

                       Total current liabilities                                           3,075,972             2,252,028

      Notes payable, net of current portion                                                4,916,157             4,439,170
      Deferred income taxes                                                                1,396,000               948,000
      Obligation under interest rate swap                                                     33,005                   -
                                                                                       --------------        --------------

                       Total liabilities                                                   9,421,134             7,639,198
                                                                                       --------------        --------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY
      Common stock, no par value, 10,000,000 shares authorized;
                   1,816,335 and 2,041,709 shares issued and outstanding
                   at March 29, 2004 and March 31, 2003, respectively                      6,216,136             7,283,139
      Retained earnings                                                                    3,391,413             2,486,879
      Accumulated other comprehensive gain (loss), net of taxes                               16,646               (19,913)
                                                                                       --------------        --------------

                       Total shareholders' equity                                          9,624,195             9,750,105
                                                                                       --------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $  19,045,329         $  17,389,303
                                                                                       ==============        ==============

See accompanying notes.                F-2
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                            FOR THE YEARS ENDED
                                                         ----------------------------------------------------------
                                                            MARCH 29,            MARCH 31,            APRIL 1,
                                                               2004                 2003                2002
                                                         -----------------    -----------------   -----------------
REVENUES                                                  $    33,491,570      $    31,984,292     $    33,775,648
                                                         -----------------    -----------------   -----------------

COSTS AND EXPENSES
        Cost of restaurant sales:
          Food and beverage                                     9,915,919            9,239,966           9,681,511
          Labor and related                                    11,239,527           11,219,026          12,131,703
        Restaurant operating costs                              4,655,033            4,457,256           4,722,310
        Occupancy costs                                         2,073,648            2,030,596           2,067,785
        Depreciation and amortization                             836,728              754,107             786,593
        Restaurant opening/closing expenses                       127,408                9,718              53,382
        General and administrative expenses                     2,460,724            2,268,430           2,297,983
        (Gain) loss on sale of land, buildings, and
           equipment                                                4,071             (752,377)              5,759
                                                         -----------------    -----------------   -----------------

             Total costs and expenses                          31,313,058           29,226,722          31,747,026
                                                         -----------------    -----------------   -----------------

             Income from operations                             2,178,512            2,757,570           2,028,622

OTHER INCOME (EXPENSE)
      Interest income                                              78,861              141,651             109,444
      Interest expense                                           (388,283)            (428,174)           (572,210)
      Loss on extinguishment of debt                              (32,500)             (97,500)                -
      Gain (loss) on sale of marketable securities                 65,794              (55,934)                -
                                                         -----------------    -----------------   -----------------

             Income before provision for income taxes           1,902,384            2,317,613           1,565,856

             Provision for income taxes                          (625,000)            (760,000)           (500,000)
                                                         -----------------    -----------------   -----------------

NET INCOME                                                $     1,277,384      $     1,557,613     $     1,065,856
                                                         =================    =================   =================

PER SHARE DATA
      Net income per share - basic                        $          0.64      $          0.76     $          0.52
                                                         =================    =================   =================
      Net income per share - diluted                      $          0.62      $          0.74     $          0.51
                                                         =================    =================   =================
      Weighted-average number of common
          shares outstanding - basic                            1,990,047            2,047,061           2,058,955
      Net effect of dilutive stock options                         78,387               70,848              15,118
                                                         -----------------    -----------------   -----------------
      Weighted-average number of common
          shares outstanding - diluted                          2,068,434            2,117,909           2,074,073
                                                         =================    =================   =================

                                       F-3               See accompanying notes.
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                              COMMON STOCK                                 OTHER               TOTAL
                                       -----------------------------    RETAINED       COMPREHENSIVE       SHAREHOLDERS'
                                         SHARES          AMOUNT         EARNINGS       INCOME (LOSS)          EQUITY
                                       ------------    -------------   ------------    ---------------     --------------
BALANCE, APRIL 2, 2001                   1,962,032     $6,871,190       $  373,020      $         -         $  7,244,210
     Stock repurchase                       (2,000)        (9,400)             -                  -               (9,400)
     5% stock dividend                      98,002        509,610         (509,610)               -                  -
     Comprehensive income:
        Net income                             -              -          1,065,856                -            1,065,856
        Change in net unrealized loss
          on securities available-for-
          Sale, net of taxes                   -              -                -              (11,574)           (11,574)
                                                                                                           --------------
            Total comprehensive income         -              -                -                  -            1,054,282
                                       ------------    -----------     ------------    ---------------     --------------

BALANCE, APRIL 1, 2002                   2,058,034      7,371,400          929,266            (11,574)         8,289,092
     Stock repurchase                      (16,325)       (88,261)             -                  -              (88,261)
     Comprehensive income:
        Net income                             -              -          1,557,613                -            1,557,613
        Change in net unrealized loss
          on securities available-for-
          sale, net of taxes                   -              -                -               (8,339)            (8,339)
                                                                                                           --------------
            Total comprehensive income         -              -                -                  -            1,549,274
                                       ------------    -----------     ------------    ---------------     --------------

BALANCE, MARCH 31, 2003                  2,041,709      7,283,139        2,486,879            (19,913)         9,750,105
     Stock repurchase                     (239,348)    (1,156,922)        (372,850)               -           (1,529,772)
     Stock option exercise                  13,974         89,919              -                  -               89,919
     Comprehensive income:
        Net income                             -              -          1,277,384                -            1,277,384
        Change in net unrealized gain
          on securities available-for-
          sale, net of taxes                   -              -                -               96,759             96,759
        Reclassification adjustment for
          realized gains on available-
          for-sale securities, net of taxes    -              -                -              (40,398)           (40,398)
        Change in fair market value of
          interest rate swap agreement,
          net of taxes                         -              -                -              (19,802)           (19,802)
                                                                                                           --------------
            Total comprehensive income         -              -                -                  -            1,313,943
                                       ------------    -----------     ------------    ---------------     --------------

BALANCE, MARCH 29, 2004                  1,816,335     $6,216,136       $3,391,413      $      16,646       $  9,624,195
                                       ============    ===========     ============    ===============     ==============


See accompanying notes.                             F-4
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     FOR THE YEARS ENDED
                                                                      --------------------------------------------------
                                                                        MARCH 29,         MARCH 31,         APRIL 1,
                                                                          2004              2003              2002
                                                                      --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                       $  1,277,384      $  1,557,613      $  1,065,856
      Adjustments to reconcile net income to net cash
             from operating activities:
          Depreciation and amortization                                     836,728           754,107           786,593
          Deferred income taxes                                             426,260           249,000           (73,000)
          (Gain) loss on disposition of assets                                4,071          (752,377)            5,759
          (Gain) loss on sale of marketable securities                      (65,794)           55,934               -
          Loss on extinguishment of debt                                     32,500            97,500               -
          Exercise of non-statutory stock options                            24,935               -                 -
      Changes in assets and liabilities:
          Accounts and franchise fees receivable and inventories            (65,791)          (91,517)          (85,466)
          Prepaids                                                         (249,017)           76,610            16,660
          Other assets                                                      123,547           (34,520)          (43,582)
          Accounts payable                                                  378,738          (380,149)           94,628
          Accrued expenses                                                  361,738           231,066           (23,385)
          Income taxes                                                      (38,260)           (7,500)          (52,492)
                                                                      --------------    --------------    --------------

                 Net cash from operating activities                       3,047,039         1,755,767         1,691,571
                                                                      --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, buildings, and equipment                    (3,094,780)         (716,905)         (793,520)
      Purchases of available-for-sale securities                           (980,434)         (410,752)       (1,476,353)
      Proceeds from sale of available-for-sale securities                 1,140,876           735,209           305,904
      Business acquisition                                                      -            (314,263)         (128,000)
      Issuance of notes receivable - franchisees                                -            (129,487)          (75,508)
      Principal collected on notes receivable - franchisees                 184,517           358,920           148,473
      Proceeds from sale of property, building and equipment                  4,900         1,303,176           912,938
                                                                      --------------    --------------    --------------

                 Net cash from investing activities                      (2,744,921)          825,898        (1,106,066)
                                                                      --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repurchase of 10% convertible notes                                  (682,500)         (747,500)              -
      Release of (contribution to) principal debt service account            35,830            96,090          (302,591)
      Issuance of term debt                                               1,563,507               -                 -
      Payments on notes payable                                            (353,052)         (295,942)         (760,319)
      Repurchase of common stock                                         (1,464,788)          (88,261)           (9,400)
                                                                      --------------    --------------    --------------
                 Net cash from financing activities                        (901,003)       (1,035,613)       (1,072,310)
                                                                      --------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                     (598,885)        1,546,052          (486,805)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              2,200,263           654,211         1,141,016
                                                                      --------------    --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  1,601,378      $  2,200,263      $    654,211
                                                                      ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION
      Cash paid during the year for:
          Interest                                                     $    397,514      $    428,174      $    572,210
                                                                      ==============    ==============    ==============
          Income taxes                                                 $    216,000      $    527,852      $    667,300
                                                                      ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH
          INVESTING AND FINANCING TRANSACTIONS

      Sale of property and equipment for notes receivable              $        -        $    455,631      $        -
                                                                      ==============    ==============    ==============
      Stock dividends declared                                         $        -        $        -        $    509,610
                                                                      ==============    ==============    ==============
      Change in unrealized (gain) loss on available-for-sale securities,
          net of taxes                                                 $    (56,361)     $      8,339      $     11,574
                                                                      ==============    ==============    ==============
      Assumption of notes receivable as partial consideration
          for purchase of property, equipment, and goodwill            $        -        $    175,625      $        -
                                                                      ==============    ==============    ==============
      Note payable issued in conjunction with acquisition of
          certain assets and goodwill of a company                     $        -        $     74,538      $     35,606
                                                                      ==============    ==============    ==============
      Accrued interest classified as note receivable                   $        -        $        -        $     10,182
                                                                      ==============    ==============    ==============
      Note receivable issued for franchise fee receivable              $    123,000      $        -        $     31,500
                                                                      ==============    ==============    ==============

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

ORGANIZATION - As of March 29, 2004, Elmer's Restaurants, Inc., an Oregon corporation, and Subsidiaries (the Company) owned and operated eleven Elmer's Restaurants, six Ashley's Deli restaurants, five Mitzel's American Kitchen restaurants, four Richard's Deli and Pub restaurants, three Cooper's Deli and Pub restaurants; and sold franchises that give franchisees the right to operate under the name Elmer's Breakfast o Lunch o Dinner (TM) for a specific restaurant. Franchises and Company-owned restaurants are located throughout the northwestern United States and California.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Elmer's Restaurants, Inc. and its wholly-owned subsidiaries, CBW Food Company LLC, Grass Valley Ltd., Inc., and Elmer's Pancake & Steak House, Inc. All material intercompany accounts and transactions have been eliminated.

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

REPORTING PERIODS - The Company reports its quarterly consolidated financial information using a "4-3-3-3" accounting cycle whereby each quarter ends on the last Monday of the respective quarter. Fiscal year 2004 ended March 29, 2004, fiscal year 2003 ended March 31, 2003, and fiscal year 2002 ended April 1, 2002.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable, approximated fair value as of March 29, 2004 and March 31, 2003, because of the relatively short maturity of these instruments. The carrying value of notes receivable approximated fair value as of March 29, 2004 and March 31, 2003, based upon interest rates and terms available for similar investments. The carrying value of notes payable approximated fair value as of March 29, 2004 and March 31, 2003, based upon interest rates and terms available for the same or similar loans.

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

                                       F-6
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - (continued)

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits, marketable securities, and accounts receivable. The Company places its cash deposits with federally insured financial institutions. As of March 29, 2004, the Company's deposits were in excess of the federal insurance limits of $100,000. However, the Company deposits funds with reputable banks. The Company maintained investment accounts with combined balances of $1,174,000. The funds in these accounts were invested in mutual funds and equity securities. Future changes in market prices may make such investments less valuable. Accounts receivable balances consist primarily of franchise fees receivable, which are deemed fully collectible by the Company.

ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of amounts due from franchisees and are recorded as services are rendered, and are charged off against the allowance for doubtful accounts when they are determined by management to be uncollectible. The allowance for doubtful accounts is estimated based on the Company's historical losses, review of specific problem accounts, existing economic conditions, and the financial stability of its franchisees. Generally, the Company considers accounts receivable past due after 30 days.

INVENTORIES - Inventories of food, beverages, and restaurant supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out
(FIFO) method.

PROPERTY, BUILDINGS, AND EQUIPMENT - Property, buildings, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Lives used for calculating depreciation and amortization rates for the principal asset classifications are as follows: buildings - 35 years; automobiles, furniture, fixtures, and equipment - 3 to 10 years; leasehold improvements - life of lease or applicable shorter period. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized. Upon disposal of assets, subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in the consolidated statements of income.

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

ADVERTISING - Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $349,342, $341,456, and $318,081 for the years ending March 29, 2004, March 31, 2003 and April 1, 2002, respectively. Company-owned and most franchise restaurants contribute 1% of gross sales to a common advertising fund maintained by the Company. Four franchise restaurants are grandfathered from this requirement.

DERIVATIVE FINANCIAL INSTRUMENTS - The Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company entered into an interest rate swap agreement with a bank to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The agreement effectively changed the Company's floating interest rate exposure on the covered portion to a fixed percentage of 6.17%.

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

The interest rate swap  agreement  qualifies as a cash flow hedge under SFAS No.
133. SFAS No. 133 requires that the fair value of derivative instruments to be recorded and changes in the fair value of the derivative instruments to be recognized in other comprehensive income. As of March 29, 2004 the fair market value of this agreement results in a liability of $33,005 and recognition of $19,802 in other comprehensive loss (net of tax effect of $13,203).

REVENUE RECOGNITION - Initial license fees from sales of franchise agreements are recognized when the restaurant opens. The terms of the franchise agreements are generally 25 years. Continuing franchise fees, based on a percentage of sales, are recognized as revenue each month based on the franchisees' monthly sales activity. Lottery revenues are recognized net of prizes and the State of Oregon's share of proceeds. Net lottery revenues were $4,188,000, $3,682,000 and $3,412,000 for the years ending March 29, 2004, March 31, 2003 and April 1, 2002, respectively.

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

                                                   March 29,                  March 31,                 April 1,
                                                     2004                       2003                      2002
                                                 --------------             --------------            --------------
          Net income - as reported                $  1,277,384               $  1,557,613              $  1,065,856
          Net income - pro forma                  $  1,201,831               $  1,449,920              $    905,671

          Diluted earnings per share -
              as reported                         $       0.62               $       0.74              $       0.51
          Diluted earnings per share -
              pro forma                           $       0.58               $       0.68              $       0.44

For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  March 29,                 March 31,                 April 1,
                                                    2004                       2003                     2002
                                                --------------             -------------             ------------

          Risk-free interest rate                       4.43%                     4.78%                    5.28%
          Expected life                              10 years                  10 years                 10 years
          Expected volatility                             25%                       25%                      20%
          Expected dividend yield                       1.25%                     1.25%                       0%

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

                                       F-9
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or as assets in some circumstances). Many of these financial statements were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effective of a change in an accounting principle by initially measuring the financial instruments at fair value. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entitles and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB issued FIN 46R, which made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a "Small Business Issues," the Company is now required to apply FIN 46R to all unconsolidated variable interest entitles no later than March 31, 2004, with the exception of unconsolidated special-purpose entitled, which had an implementation deadline of December 31, 2003. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's consolidated financial statements.


NOTE 2 - MARKETABLE SECURITIES

Cost and fair value of available-for-sale marketable debt and equity securities at March 29, 2004, are as follows:

                                                        Gross                 Gross
                                   Amortized          Unrealized            Unrealized                Fair
                                      Cost               Gain                 Losses                  Value
                                 ---------------    ---------------       ----------------       ----------------
          Mutual funds            $     571,945      $      45,624         $      (2,965)         $      614,604
          Equity securities             298,889             18,476                (1,773)                315,592
                                 ---------------    ---------------       ----------------       ----------------

                                  $     870,834      $      64,100         $      (4,738)         $      930,196
                                 ===============    ===============       ================       ================

                                       F-10
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - MARKETABLE SECURITIES - (continued)

At March 29, 2004, there were no individual securities that have been in a continuous unrealized loss position for greater than twelve months.

Net unrealized holding gains on available-for-sale securities in the amount of $59,362 for the year ended March 29, 2004, have been included in accumulated other comprehensive income, net of income taxes of $22,915. For the year ended March 29, 2004, net realized gains on sales of available-for-sale securities were $65,794 and are included in other income.

Cost and fair value of available-for-sale marketable debt and equity securities at March 31, 2003, are as follows:

                                                        Gross              Gross
                                   Amortized          Unrealized         Unrealized            Fair
                                     Cost                Gain              Losses              Value
                                ----------------    ---------------    ---------------    ----------------
          Mutual funds           $      931,768      $      12,532      $     (43,937)     $      900,363
          Equity securities              33,713              2,458             (2,994)             33,177
                                ----------------    ---------------    ---------------    ----------------

                                 $      965,481      $      14,990      $     (46,931)     $      933,540
                                ================    ===============    ===============    ================

These investments are classified on the balance sheet as follows:

                                                       Marketable              Money
                                                       Securities              Market                 Total
                                                     ---------------       ---------------        ---------------
          Marketable securities (current asset)       $     760,441         $         -            $     760,441
          Bond sinking fund (noncurrent asset)              173,099                35,830                208,929
                                                     ---------------       ---------------        ---------------

                                                      $     933,540         $      35,830          $     969,370
                                                     ===============       ===============        ===============

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

Cost and fair value of available-for-sale marketable debt and equity securities at April 1, 2002, are as follows:

                                                        Gross              Gross
                                   Amortized          Unrealized         Unrealized            Fair
                                     Cost                Gain              Losses              Value
                                ----------------    ---------------    ---------------    ----------------
          Mutual funds           $    1,251,344      $      13,481      $     (36,011)     $    1,228,814
          Corporate bonds                91,347                -               (2,477)             88,870
          Equity securities              75,624              7,297             (1,140)             81,781
                                ----------------    ---------------    ---------------    ----------------

                                 $    1,418,315      $      20,778      $     (39,628)     $    1,399,465
                                ================    ===============    ===============    ================

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


NOTE 3 - NOTES RECEIVABLE - FRANCHISEES

Notes receivable - franchisees consist of the following:

                                                                                March 29,          March 31,
                                                                                  2004                2003
                                                                              --------------     ---------------
          Notes receivable from franchisees,  bearing
          interest at 9%, secured by a franchise
          agreement and restaurant furniture, fixtures
          and equipment                                                        $    232,280       $     293,797

                                                                              --------------     ---------------
                   Total notes receivable - franchisees                             232,280             293,797
          Less current portion                                                      (41,036)            (81,771)
                                                                              --------------     ---------------
                   Notes receivable - franchisees,
                            net of current portion                             $    191,244       $     212,026
                                                                              ==============     ===============

NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT

Property, building and equipment consist of the following:

                                                                                 March 29,             March 31,
                                                                                   2004                   2003
                                                                              ----------------      -----------------
        Land                                                                   $    2,470,530        $     1,686,700
        Buildings                                                                   2,824,474              1,616,437
        Furniture, fixtures and equipment                                           4,311,343              3,502,669
        Leasehold improvements                                                      2,881,797              2,623,996
        Automobiles                                                                    99,216                 78,774
                                                                              ----------------      -----------------

                    Total property, buildings and equipment                        12,587,360              9,508,576
        Less accumulated depreciation and amortization                             (3,262,310)            (2,432,607)
                                                                              ----------------      -----------------

                    Property, building and equipment, net                      $    9,325,050        $     7,075,969
                                                                              ================      =================

Depreciation expense charged to operations was $836,728, $754,107 and $786,593, for the years ending March 29, 2004, March 31, 2003 and April 1, 2002, respectively.

                                       F-12
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

The provision for income taxes consists of current and deferred income tax expense as follows:

                                                       March 29,        March 31,         April 1,
                                                          2004             2003             2002
                                                     ---------------  ---------------  ----------------
          Current:
              Federal                                 $     138,000    $     435,000    $      487,000
              State                                          39,000           76,000            86,000
                                                     ---------------  ---------------  ----------------

                                                            177,000          511,000           573,000
          Deferred                                          448,000          249,000           (73,000)
                                                     ---------------  ---------------  ----------------

                  Provision for income taxes          $     625,000    $     760,000    $      500,000
                                                     ===============  ===============  ================

A reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                                  March 29,                 March 31,                  April 1,
                                                    2004                      2003                       2002
                                            ----------------------    ----------------------    -----------------------
          Federal income tax at statutory
              rate                           $647,000       34.0 %     $ 788,000      34.0 %     $534,000        34.0 %
          State income taxes, net of federal
              income tax benefit               53,000        2.8 %        72,000       3.1 %       56,000         3.6 %
          Nondeductible expenses               34,000        1.8 %        47,000       2.0 %       71,000         4.6 %
          Dividend received deduction          (4,000)      (0.2)%        (3,000)     (0.1)%          -            -
          Federal income tax credits         (105,000)      (5.5)%      (144,000)     (6.2)%     (161,000)      (10.2)%
                                            ----------    --------    -----------   --------    ----------    ---------

                                             $625,000       32.9 %     $ 760,000      32.8 %     $500,000        32.0 %
                                            ==========    ========    ===========   ========    ==========    =========

Deferred income taxes are the result of provisions in the tax laws that either require or permit certain items of income or expense to be reported for income tax purposes in different periods than they are reported for financial reporting. As of March 29, 2004 and March 31, 2003, the deferred tax liability of $1,396,000 and $948,000, respectively, primarily represents the difference between the book basis of property, buildings, and equipment and intangibles and the related tax basis of approximately $4,094,000 and $2,798,000, respectively.

                                       F-13
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                                                       March 29,               March 31,
                                                                                          2004                   2003
                                                                                    -----------------      ------------------
         Note payable to a financing company, principal and
         interest due monthly at 8.95%, matures July 2011,
         secured by substantially all assets of the Company                          $     1,455,274        $      1,590,934

         Note payable to a financing company, principal and
         interest due monthly at 7.38%, matures July 2011,
         secured by substantially all assets of the Company                                  799,955                 877,414

         Note payable to a financing company, principal and
         interest due monthly at 5.09%, matures May 2019,
         secured by land and building at Cornell Oaks restaurant                           1,226,007                     -

         Note payable to a financing company, principal and
         interest due monthly at 5.12% (variable), matures May
         2011, secured by equipment at Cornell Oaks restaurant                               337,500                     -

         Note payable to a financial institution, principal and
         interest due monthly at LIBOR plus 2.25% matures
         January 2011, secured by real estate, hedged with swap                            1,050,771               1,106,988
         agreement that effectively fixes the interest rate at 6.17%
         (Note 7)

         Note payable to a financial institution, principal and
         interest due monthly at 5.64%, matures February
         2008, secured by real estate                                                        457,396                 495,870

         Convertible notes payable, interest payable monthly
         at 10%                                                                                  -                   650,000

         Note payable to Coopers, Inc. for the purchase
         of three restaurants, monthly principal payments
         of $2,767, matures June 1, 2004                                                       5,532                  41,507

         Capital lease payable, monthly payments of $360                                         -                     9,267
                                                                                    -----------------      ------------------

                       Total notes payable                                                 5,332,435               4,771,980
         Less current portion                                                               (416,278)               (332,810)
                                                                                    -----------------      ------------------

                       Notes payable, net of current portion                         $     4,916,157        $      4,439,170
                                                                                    =================      ==================

Certain notes payable contain restrictive covenants pertaining to financial ratios and minimum cash flow coverage. The most restrictive covenants require the Company to maintain a maximum ratio of total liabilities, excluding subordinated debt, to tangible net worth plus subordinated debt of 3.5 to 1.0, and a ratio of cash generation (defined as net income before taxes, interest expense, depreciation, and amortization) to total interest expense plus the prior-period current maturities of long-term debt of at least 2.0 to 1.0.

                                       F-14
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE - (continued)

Future maturities of notes payable for the following fiscal years are:

         Years ended March 31,     2005                        $        416,278
                                   2006                                 464,797
                                   2007                                 500,958
                                   2008                                 826,940
                                   2009                                 529,602
                                   Thereafter                         2,593,860
                                                              ------------------

                                                               $      5,332,435
                                                              ==================

All interest costs incurred during the years ended March 31, 2003 and April 1, 2002, have been expensed during the respective periods. For the year ended March 29, 2004 all interest cost, except for $9,231, which was capitalized as part of the Cornell Oaks Elmer's restaurant, have been expensed.


NOTE 7 - INTEREST RATE SWAP AGREEMENT

The Company has entered into an interest rate swap agreement with a financial institution to hedge its cash flow requirements on one of the Company's notes payable. The notional amount of the agreement is $1,050,771 as of March 29, 2004. The agreement expires May 24, 2010.

Under the terms of the swap agreement the Company has committed to paying or receiving interest on the spread between 30-day LIBOR and a fixed rate of 3.92%. If a 30-day LIBOR exceeds 3.92%, the Company receives interest income from the bank equal to the spread. If 30-day LIBOR is less than 3.93%, the Company makes interest payments to the bank equal to the spread. The 30-day LIBOR rate is fixed on a monthly basis by the bank.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities under operating lease agreements. Minimum fiscal year rental commitments for the year ending March 29, 2004, for property, buildings and equipment with noncancellable terms of more than one year are:

        Years ended March 31,     2005                          $     1,422,915
                                  2006                                1,146,580
                                  2007                                  884,147
                                  2008                                  636,117
                                  2009                                  477,915
                                  Thereafter                            829,500
                                                               -----------------

                                                                      5,397,174
             Less sublease rental income                                (22,164)
                                                               -----------------

                                                                $     5,375,010
                                                               =================

The leases generally provide for additional rentals based upon a specified percentage of sales and require the Company to pay certain other costs. Rental expense on operating leases amounted to approximately

                                       F-15
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES - (continued)

$1,679,447, $1,804,000 and $1,819,000 the years ending March 29, 2004, March 31,
2003 and April 1, 2002, respectively.

Under the terms of lease assignment agreements, the Company has guaranteed certain franchisee occupancy leases for three more years. In one case the Company's guarantee would be extended in the event the franchisee exercises their options to extend the lease. If all options are exercised, the guarantee would be extended until 2018. In all cases these guarantees are in turn, personally guaranteed by the franchisee. In the event the franchisee defaulted on the occupancy lease, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast o Lunch
o Dinner(R). As of March 29, 2004, the Company's maximum potential liability for these guarantees was $969,300.

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


NOTE 9 - RELATED-PARTY TRANSACTIONS

Jaspers Food Management, Inc. (JFMI), is a privately-held restaurant management company. Certain officers and directors of the Company hold a majority interest in JFMI. Accounts payable and other liabilities due to the affiliate are due on demand and accrue interest at an annual rate of 10.5% based on the outstanding balance over 28 days. No interest has been accrued or paid under the agreement. Under the terms of a management services agreement, the affiliate provides substantially all store labor, management, accounting, human resources, training, and other administrative services related to the operation of the six Ashley's Delis, four Richard's Deli and Pub, and three Cooper's Deli and Pub restaurants. Labor and related expenses were $1,138,231, $1,003,000 and $842,000 as of March 29, 2004, March 31, 2003 and April 1, 2002, respectively. Amounts outstanding with JFMI are as follows:

                                                   March 29,        March 31,
                                                     2004             2003
                                                --------------   ---------------

          Accounts payable                       $     39,759     $      32,132
                                                ==============   ===============




                                       F-16
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - RESTAURANT AND FRANCHISE OPERATIONS

The consolidated results of operations and other selected financial information, from restaurant and franchise operations, are presented after elimination of intercompany transactions:

                                                       March 29,         March 31,          April 1,
                                                          2004              2003              2002
                                                     ---------------   ---------------   ----------------
          Revenues:
              Restaurant operations                   $  32,287,513     $  30,732,800     $   32,558,606
              Franchise operations                       1,204,057          1,251,492          1,217,042
                                                     ---------------   ---------------   ----------------

                 Consolidated                         $  33,491,570     $  31,984,292     $   33,775,648
                                                     ===============   ===============   ================

          Income from operations:
              Restaurant operations                   $   1,771,749     $   1,540,213     $    1,812,031
              Gain (loss) on sale of land,
                buildings, and equipment                     (4,071)          752,377             (5,759)
              Franchise operations                          410,835           464,980            222,350
                                                     ---------------   ---------------   ----------------

                 Consolidated                         $   2,178,512     $   2,757,570     $    2,028,622
                                                     ===============   ===============   ================

          Capital and intangible expenditures:
              Restaurant operations                   $   3,094,780     $     701,052     $      945,497

              Franchise operations                              -              15,565             29,035
                                                     ---------------   ---------------   ----------------

                 Consolidated                         $   3,094,780     $     716,617     $      974,532
                                                     ===============   ===============   ================

          Depreciation and amortization:
              Restaurant operations                   $     836,728     $     754,107     $      739,293
              Franchise operations                              -                 -               47,300
                                                     ---------------   ---------------   ----------------

                 Consolidated                         $     836,728     $     754,107     $      786,593
                                                     ===============   ===============   ================

          Assets:
              Restaurant operations                   $  17,846,576     $  15,727,619     $   16,114,277
              Franchise operations                        1,198,753         1,661,684            571,006
                                                     ---------------   ---------------   ----------------

                 Consolidated                         $  19,045,329     $  17,389,303     $   16,685,283
                                                     ===============   ===============   ================

The number of Company-owned stores and operating franchises is as follows:

                                                         March 29,         March 31,         April 1,
                                                           2004              2003              2002
                                                     ---------------   ---------------   ----------------

          Company-owned stores                              29                28                27
          Operating franchises                              21                20                20

                                       F-17
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 -  SIGNIFICANT TRANSACTIONS

SELF-TENDER OFFER - On January 14, 2004, the Company completed a self-tender under which it acquired 204,255 shares of Common Stock, representing approximately 10% of the then outstanding shares, at a purchase price of $6.43 per share. A total of 568,564 shares had been tendered. The cost of the self-tender, including the purchase price of $1,313,088 and fees and expenses of $16,453, totaled $1,329,541. All shares repurchased by the Company were retired.

In addition the Company repurchased 25,000 shares of stock for $151,700 in a privately negotiated transaction which was completed during November 2003.

PURCHASE OF CORNELL OAKS RESTAURANT - On July 29, 2003, the Company purchased a one-acre site in Beaverton, Oregon for $775,000. Construction has been completed and the Elmer's restaurant opened December 29, 2003. The Company has secured financing of approximately $1.6 million and as of March 29, 2004, had drawn $1,563,500.

REPURCHASE OF CONVERTIBLE DEBT - December 1, 2003, the Company repurchased the balance ($650,000) of its 10% convertible notes, paying a 5% premium over face value. The total premium as December 1, 2003 of $32,500 was recorded as a loss on extinguishments of debt.

June 28, 2002 the Company repurchased half ($650,000) of its 10% convertible notes, paying a 15% premium over face value. As permitted by the early adoption provisions of SFAS No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, the total premium of $97,500 was recorded as a loss on extinguishments of debt.

In addition to reducing the Company's debt, these transactions eliminates the potential obligation to issue up to 210,000 shares of common stock upon conversion. All convertible debt has now been repurchased.

FRANCHISE OPENINGS - On March 15, 2004 Elmer's newest franchised restaurant opened in Corvallis, Oregon. The 4,500 square foot restaurant in Corvallis occupies a converted Lyons site.

On July 21, 2003 a franchised Elmer's opened a 5,000 square foot restaurant in Coeur d'Alene, Idaho. This location occupies a converted Village Inn site.

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

RELOCATION OF RICHARD'S DELI & PUB - On May 28, 2002, the Company relocated one of two Hillsboro, Oregon units to a nearby retail mall. The prior landlord's bankruptcy, combined with the superiority of the new space, made the decision to move compelling. The Company terminated its occupancy lease and recorded a $77,000 loss on the surrender of leasehold improvements. The Company entered into a five-year lease for approximately 4,000 sq. ft. at the new location. This is larger than the operating requirement; therefore the Company has subleased 1,900 sq. ft. of the new space to a non-competing use.

SALE OF SOUTHERN OREGON ELMER'S - Effective May 7, 2002, the Company executed asset purchase and franchise agreements with Southern Oregon Elmer's LLC (the Buyer), refranchising three of the Company's Elmer's restaurants located in Grants Pass, Medford and Roseburg, Oregon. The Company

                                       F-18
--------------------------------------------------------------------------------

ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 -  SIGNIFICANT TRANSACTIONS - (continued)

sold substantially all the assets of those locations in consideration for $1,385,500 in cash and promissory notes valued at $349,500. The Buyer has signed 25-year franchise agreements for each location and will operate the locations under the Elmer's Breakfast o Lunch o Dinner (TM) name.

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

The Company has assigned its rights and obligations under the occupancy leases for the Medford and Roseburg locations. The Company remains a guarantor of the Medford lease until April 2007. The Company's guarantee of the Roseburg lease could extend until 2018 if the Buyer exercises its options in 2008 and 2013. The Company has subleased the Grants Pass location to the Buyer until April 2007 under substantially the same terms and conditions as the underlying master lease. Provided that all parties are in good standing under the lease at the end of the sublease, the Grants Pass landlord has agreed to lease directly to the Buyer under substantially similar terms.

The Buyer has indemnified the Company against all losses incurred as a result of the Company's obligations as a Guarantor. This indemnification is personally guaranteed by the franchisees and their spouses. However, in the event of default by the Buyer of the terms of the occupancy leases, and the failure of the franchisees to make good on their personal guarantees, the Company could be required to pay all rent and other amounts due under the terms of the lease for the remainder of the guarantee term. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants as Elmer's Breakfast o Lunch o Dinner (TM).

The Buyer's obligations under the franchise agreements, promissory notes, lease assignments, and sublease are guaranteed by the Buyer and personally by the franchisees and their spouses.

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

FRANCHISE DEVELOPMENT - A Franchise Agreement was signed in July 2003 for a restaurant to be located in either Riverside County or San Diego County, California. This franchisee is in the lease acquisition phase and it is anticipated that the restaurant will be opened during fiscal 2005.

A Franchise Agreement was signed in June 2003 for a restaurant to be located in Eugene, Oregon. The franchisee has entered into a lease for a conversion of a former Izzy's restaurant and it is anticipated that the restaurant will be opened late August 2004.

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

The Company adopted SFAS No. 142 effective April 3, 2001. The changes in the carrying amount of goodwill and intangible assets for the years ended March 29, 2004 and March 31, 2003, are as follows:

                                               Goodwill          Intangibles
                                            ----------------   -----------------

        Balance as of April 1, 2002          $    4,699,164     $       602,709
        Acquired during the year                    232,929                 -
        Sold during the year                        (34,350)                -
                                            ----------------   -----------------

        Balance as of March 31, 2003              4,897,743             602,709
        Acquired during the year                        -                   -
        Sold during the year                            -                   -
                                            ----------------   -----------------

        Balance as of March 29, 2004         $    4,897,743     $       602,709
                                            ================   =================

Components of goodwill are tested for impairment in the third quarter. The fair market value of the reporting units as estimated using multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) resulted in no impairment of goodwill.

Intangibles consist of trademark and franchise registrations and franchise agreements and development costs. These indefinite lived assets are tested for impairment in the third quarter. The fair value of the intangibles as estimated using multiples of EBITDA resulted in no impairment.


NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company formed a 401(k) profit sharing plan on April 1, 2000, whereby eligible employees may contribute up to 20% of their regular earnings. Employees are eligible to participate after one year of half-time employment with the Company and attainment of 21 years of age. The plan provides that the Company can also make matching and other contributions to the plan. The Company contributed $39,583, $44,617 and $44,385, to the plan for the years ended March 29, 2004, March 31, 2003 and April 1, 2002, respectively.

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

A summary of the Company's stock options and changes during the years ended March 29, 2004, March 31, 2003, April 1, 2002, and April 2, 2001, is presented below:

                                                                         Weighted-
                                                         Weighted-        Average          Number          Weighted-
                                                          Average       Fair Value           Of             Average
                                         Options         Exercise        Of Option        Options          Exercise
                                       Outstanding         Price           Grant        Exercisable          Price
                                       -------------    ------------    ------------    -------------    -------------

Balance, April 2, 2001                     440,856       $    4.58                           93,528       $     4.70
Options granted                              8,400       $    4.76       $    1.78
Options cancelled                          (37,869)      $    4.44

Balance, April 1, 2002                     411,387       $    4.59                          174,213       $     4.47
Options granted                             54,000       $    5.01       $    1.47
Options cancelled                          (50,763)      $    4.53

Balance, March 31, 2003                    414,624       $    4.65                          281,342       $     4.63
Options granted                             57,000       $    5.75       $    1.20
Options exercised                          (13,974)      $    4.65
Options cancelled                           (5,513)      $    4.87

Balance, March 29, 2004                    452,137       $    4.80                          324,133       $     4.60

The following table summarizes information on stock options outstanding as of March 29, 2004:

                                                                                      Options Exercisable
                                              Weighted-                          ------------------------------
                                               Average           Weighted-                        Weighted-
                                              Remaining           Average                          Average
          Exercise           Number          Contractual          Exercise           Number        Exercise
            Price         Outstanding        Life - Years          Price          Exercisable       Price
        --------------   ---------------   -----------------   ---------------   ------------------------------
         $      3.92           130,374              8.14        $       3.92           130,374     $    3.92
         $      4.52            34,125              6.70        $       4.52            20,475     $    4.52
         $      4.76             8,400             12.92        $       4.76             3,360     $    4.76
         $      5.00            45,000              8.44        $       5.00            15,540     $    5.00
         $      5.02            20,000             13.93        $       5.02             4,000     $    5.02
         $      5.09            36,962              7.14        $       5.09            29,108     $    5.09
         $      5.15           121,276             10.06        $       5.15           121,276     $    5.15
         $      5.48            44,000              9.16        $       5.48               -       $    5.48
         $      6.77            12,000             14.99        $       6.77               -       $    6.77

                                       F-21
--------------------------------------------------------------------------------

                                      ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - STOCK OPTIONS - (continued)

There were 79,889 shares of common stock reserved for the grant of stock options under the Plan at March 29, 2004.

NOTE 15 - SUBSEQUENT EVENTS

March 30, 2004, the Company refranchised the Company's Elmer's restaurant in Palm Springs, California. The buyer executed a 25-year franchise agreement and assumed the Company's operating lease obligations. The Company remains a guarantor of the lease until April, 2007 and on a rolling twelve month basis thereafter until 2020. The Company's maximum potential liability under this guarantee is $315,000. The purchase price of $450,000 was paid in cash and will result in a pretax gain of approximately $150,000.

March 31, 2004, the Oregon Lottery Commission approved a new six-year retailer contract effective June 27, 2004. The new contract lowers retailer commissions by approximately 10%. If the new commission structure had been applied to sales for the year ended March 29, 2004, it would have reduced commissions by approximately $435,000. The Lottery has installed additional terminals in most Company locations and the Company expects year over year sales increases to significantly reduce, but not eliminate, the impact of the new lower rates. As a result of timing features of the new contract, most of the adverse impact will be felt in the Company's second quarter ending the second Monday in October.

Subsequent to year-end, the Company entered into a Franchise Agreement for a Walla Walla, Washington location.




























                                      F-22
--------------------------------------------------------------------------------

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Elmer's Restaurants, Inc.


                                      By:  /s/ BRUCE N. DAVIS
                                          --------------------------------------
                                           Bruce N. Davis
                                           Chief Executive Officer and President
Dated: June 23, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Elmer's Restaurants, Inc., in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                          DATE
---------                          -----                                          ----
/s/ BRUCE N. DAVIS                 Chairman of the Board and Chief Executive      June 23, 2004
------------------
Bruce N. Davis                     Officer and President

/s/ DENNIS R. MILLER               Secretary and Corporate Controller             June 23, 2004
--------------------
Dennis R. Miller

/s/ THOMAS C. CONNOR               Director                                       June 23, 2004
--------------------
Thomas C. Connor

/s/ CORYDON H. JENSEN              Director                                       June 23, 2004
---------------------
Corydon H. Jensen

/s/ WILLIAM W. SERVICE             Director                                       June 23, 2004
----------------------
William W. Service

/s/ DENNIS M. WALDRON              Director                                       June 23, 2004
---------------------
Dennis M. Waldron

/s/ RICHARD WILLIAMS               Director                                       June 23, 2004
--------------------
Richard Williams

/s/ DONALD WOOLLEY                 Director                                       June 23, 2004
------------------
Donald Woolley

                                  EXHIBIT INDEX


Exhibit                                                               Sequential
  No.              Description                                          Page No.


3(i)*    Restated Articles of Incorporation of the Company
         (Incorporated herein by reference from Exhibit No. 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988.)

3(ii)* By-Laws of the Company, as amended. (Incorporated herein by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended March 31, 1990.)


23.1     Consent of Moss Adams LLP.                                        22

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of
         Chief Executive Officer and President.                            23

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of
         Secretary and Corporate Controller.                               24

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
         Chief Executive Officer and President.                            25

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
         Secretary and Corporate Controller.                               26