Form 10-Q
period 2004-07-19
ELMERS RESTAURANTS INC
filed 2004-09-02
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 19, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

            OREGON                 ______             93-0836824
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

  11802 S.E. Stark St.
    Portland, Oregon               97216                (503) 252-1485
(ADDRESS OF PRINCIPAL           (ZIP CODE)       (REGISTRANT'S TELEPHONE NUMBER,
EXECUTIVE OFFICES)                                    INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section12(g) of the Act:
                           Common Stock, no par value
                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding at September 1, 2004: 1,828,463

                            ELMER'S RESTAURANTS, INC.
                                      INDEX

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I:  FINANCIAL INFORMATION

         Item 1.           Financial Statements                                                     3
                           Condensed Consolidated Balance Sheets,
                               July 19, 2004 (Unaudited) and March 29, 2004

                           Condensed Consolidated Statements of Operations,                         4
                               Sixteen weeks ended July 19, 2004 and July 21, 2003
                               (Unaudited)

                           Condensed Statement of Changes in Shareholders' Equity,                  5
                               Sixteen weeks ended July 19, 2004 (Unaudited)

                           Condensed Consolidated Statements of Cash Flows,                         6
                               Sixteen weeks ended July 19, 2004 and July 21, 2003
                               (Unaudited)

                           Notes to Condensed Consolidated Financial Statements                     7

         Item 2.           Management's Discussion and Analysis of Financial                        10
                               Statements

         Item 3.           Quantitative and Qualitative Disclosures about Market                    15
                               Risk

         Item 4.           Controls and Procedures                                                  15

PART II: OTHER INFORMATION AND SIGNATURES

         Item 5.           Other Information                                                        16

         Item 6.           Exhibits and Reports on Form 8-K                                         16

                           Signatures                                                               16

                    ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       July 19, 2004         March 29, 2004
                                                                                    --------------------   ------------------
                                                                                        (Unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                        $          2,062,396   $        1,601,378
  Marketable securities                                                                         781,716              930,196
  Accounts receivable                                                                           243,966              261,669
  Notes receivable - franchisees and related parties, current portion                            48,817               41,036
  Inventories                                                                                   359,980              372,707
  Prepaid expenses and other                                                                    485,320              476,159
  Income taxes receivable                                                                        34,522              159,877
                                                                                    --------------------   ------------------

      Total current assets                                                                    4,016,717            3,843,022

  Notes receivable - franchisees and related parties, net of current portion                    165,401              191,244
  Property, buildings and equipment, net                                                      8,915,682            9,325,050
  Goodwill                                                                                    4,897,743            4,897,743
  Intangible assets                                                                             602,709              602,709
  Market value of interest rate swap agreement                                                    1,043                    0
  Other assets                                                                                  231,548              185,561
                                                                                    --------------------   ------------------

      Total assets                                                                 $         18,830,843   $       19,045,329
                                                                                    ====================   ==================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, current portion                                                   $            429,889   $          416,278
  Accounts payable                                                                            1,348,520            1,496,905
  Accrued expenses                                                                              445,295              500,536
  Accrued payroll and related taxes                                                             414,192              662,253
                                                                                    --------------------   ------------------

      Total current liabilities                                                               2,637,896            3,075,972

  Notes payable, net of current portion                                                       4,859,092            4,916,157
  Deferred income taxes                                                                       1,397,179            1,396,000
  Obligation under interest rate swap                                                                 0               33,005
                                                                                    --------------------   ------------------

      Total liabilities                                                                       8,894,167            9,421,134
                                                                                    --------------------   ------------------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value; 10,000,000 shares authorized, 1,816,335
  shares issued and outstanding                                                               6,216,136            6,216,136
  Retained earnings                                                                           3,703,252            3,391,413
  Accumulated other comprehensive gain, net of taxes                                             17,288               16,646
                                                                                    --------------------   ------------------
      Total shareholders' equity                                                              9,936,676            9,624,195
                                                                                    --------------------   ------------------

      Total liabilities and shareholders' equity                                   $         18,830,843   $       19,045,329
                                                                                    ====================   ==================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                 ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For the sixteen weeks ended
                                                          ---------------------------------------------
                                                               July 19,                 July 21,
                                                                 2004                     2003
                                                          --------------------    ---------------------
                                                              (Unaudited)             (Unaudited)

REVENUES                                                  $         9,804,684     $         10,059,012
                                                          --------------------    ---------------------

COSTS AND EXPENSES:

Cost of restaurant sales:
  Food and beverage                                                 2,843,050                3,099,959
  Labor and related costs                                           3,417,091                3,398,561
  Restaurant operating costs                                        1,383,053                1,378,674
  Occupancy costs                                                     619,454                  635,805
  Depreciation and amortization                                       267,140                  252,147
General and administrative expenses                                   731,586                  670,902
(Gain) loss on sale of land, buildings and equipment                 (145,303)                   4,071
Loss on impairment of equipment                                       140,000                        -
                                                          --------------------    ---------------------

                                                                    9,256,071                9,440,119
                                                          --------------------    ---------------------


INCOME FROM OPERATIONS                                                548,613                  618,893

OTHER INCOME (EXPENSE):
  Interest income                                                      17,798                   24,756
  Interest expense                                                   (109,546)                (115,993)
  Gain (loss) on sale of marketable securities                          1,974                    3,449
                                                          --------------------    ---------------------


  Income before provision for income taxes                            458,839                  531,105

  Income tax provision                                               (147,000)                (168,000)
                                                          --------------------    ---------------------

NET INCOME                                                $           311,839     $            363,105
                                                          ====================    =====================

PER SHARE DATA:

  Net income per share - Basic                            $              0.17     $               0.18
                                                          ====================    =====================

  Weighted average number of
  common shares outstanding - Basic                                 1,816,335                2,041,728
                                                          ====================    =====================

  Net income per share - Diluted                          $              0.16     $               0.17
                                                          ====================    =====================

  Weighted average number of
  common shares outstanding - Diluted                               1,947,823                2,131,478
                                                          ====================    =====================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                            Common Stock
                                  --------------------------------
                                                                                         Accumulated other
                                                                                         comprehensive gain     Total shareholders
                                      Shares           Amount        Retained earnings        (loss)                 equity
                                  ----------------  --------------  ------------------  --------------------   --------------------
BALANCE, March 29, 2004                 1,816,335   $   6,216,136   $       3,391,413   $            16,646    $         9,624,195
  Comprehensive income:
    Net Income                                  -               -             311,839                     -                311,839
    Change in net unrealized gain
    (loss) on available for sale
    securities, net of taxes                                                                        (19,787)               (19,787)
    Change in fair market value of
    interest rate swap agreement,
    net of taxes                                                                                     20,429                 20,429
                                  ----------------  --------------  ------------------  --------------------   --------------------
Total comprehensive income                                                    311,839                   642                312,481

                                  ----------------  --------------  ------------------  --------------------   --------------------
BALANCE, July 19, 2004                  1,816,335   $   6,216,136   $       3,703,252   $            17,288    $         9,936,676
 (Unaudited)                      ================  ==============  ==================  ====================   ====================























    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the 16 weeks ended
                                                                                  ------------------------------------------------
                                                                                        JULY 19,                    July 21
                                                                                          2004                        2003
                                                                                  ----------------------      --------------------
                                                                                      (Unaudited)                 (Unaudited)
Cash flows from operating activities:
Net income                                                                         $            311,839        $          363,105
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                               267,140                   252,147
    (Gain) loss on disposition of equipment                                                    (145,303)                    4,071
    Loss of impairment of equipment                                                             140,000
    Gain on sale of marketable securities                                                        (1,974)                   (3,449)
    Changes in assets and liabilities:
      Current assets                                                                             (6,305)                 (383,953)
      Other assets                                                                              (45,987)                   24,401
      Accounts payable                                                                         (148,385)                   42,397
      Accrued expenses                                                                          (55,241)                  107,486
      Accrued payroll and related taxes                                                        (248,061)                  (10,877)
      Income taxes                                                                              125,355                   115,500
                                                                                  ----------------------      --------------------

        Net cash provided by (used in) operating activities                                     193,078                   510,828
                                                                                  ----------------------      --------------------

Cash flows from investing activities:
  Additions to property, buildings and  equipment                                              (239,928)                 (220,119)
  Purchases of available-for-sale securities                                                   (198,711)                 (146,100)
  Proceeds from sale of available-for-sale securities                                           316,971                   230,611
  Principal collected on note receivables                                                        18,062                    29,416
  Proceeds from sale of assets                                                                  415,000                     2,500
                                                                                  ----------------------      --------------------

        Net cash provided by (used in) investing activities                                     311,394                  (103,692)
                                                                                  ----------------------      --------------------

Cash flows from financing activities:
  Issuance of notes payable                                                                      68,493                         -
  Net change in principal debt service accounts                                                       -                   (30,952)
  Payments on notes payable                                                                    (111,947)                  (93,548)
                                                                                  ----------------------      --------------------

        Net cash provided by (used in) financing activities                                     (43,454)                 (124,500)
                                                                                  ----------------------      --------------------

        Net change in cash and cash equivalents                                                 461,018                   282,636

Cash and cash equivalents, beginning of period                                                1,601,378                 2,200,263
                                                                                  ----------------------      --------------------

Cash and cash equivalents, end of period                                          $           2,062,396       $         2,482,899
                                                                                  ======================      ====================

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                        $             109,546       $           115,993
                                                                                  ======================      ====================

  Income taxes                                                                    $              21,645       $            52,500
                                                                                  ======================      ====================

Supplemental disclosures of non-cash transactions:
  Change in unrealized (gain) loss on available-for-sale securities, net of taxes $             (19,787)      $            48,471
                                                                                  ======================      ====================
  Change in fair market value of interest rate swap
  agreement, net of taxes                                                         $              20,429       $           (11,083)
                                                                                  ======================      ====================
  Note receivable issued for franchise fee receivable                             $                   -       $           123,000
                                                                                  ======================      ====================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ELMER'S RESTAURANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all the information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended March 29, 2004. Operating results reflected in the interim consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending April 4, 2005.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiaries, and their results of operations and cash flows.

The Company had comprehensive income of $312,481 for the sixteen weeks ended July 19, 2004. This was composed of net income of $311,839 and an increase in the market value an interest rate swap agreement of $20,429 (net of taxes), which was partially offset by a decline in the market value of available-for-sale securities of $19,787 (net of taxes).

INTEREST RATE SWAP AGREEMENT - In June 2003, and in conjunction with the modification of the Wells Fargo Bank real estate debt agreement discussed below, the Company entered into an interest rate swap agreement with Wells Fargo Bank to reduce the impact of changes in interest rates on its floating rate mortgage. The debt modification and related swap agreement effectively changes the Company's interest rate exposure on the Wells Fargo Bank real estate debt to a fixed percentage of 6.17%. The notional amount of the swap agreement as of July 19, 2004 was $1.0 million. The interest rate swap agreement matures May 24, 2010.

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

The interest rate swap agreement qualifies as a cash flow hedge under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that the fair value of derivative instruments be recorded and changes in the fair value of the derivative instruments be recognized in other comprehensive income. As of July 19, 2004 the fair market value of this agreement was $1,043 and results in the recognition of $20,429 (net of tax effect) in other comprehensive gain during the quarter then ended.

STOCK OPTIONS - SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value-based method of accounting for employee stock options and similar equity instruments, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. It encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in

Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Under SFAS No. 123 no compensation cost has been recognized for the plan. Had compensation cost for the stock-based compensation plan been determined, based on the fair value of options at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                             July 19, 2004     July 21, 2003
                                                16 weeks         16 weeks
                                            ---------------   ---------------
Net income - as reported                          $311,839         $363,105
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                           9,655           24,435
                                            ---------------     ------------
Net income - pro forma                            $302,184         $338,670
                                            ===============     ============

Basic earnings per share - as reported               $0.17            $0.18
Diluted earnings per share - as reported             $0.16            $0.17
Basic earnings per share - pro forma                 $0.17            $0.17
Diluted earnings per share - pro forma               $0.16            $0.16

As of July 19, 2004 the Company had outstanding option grants for 450,638 shares, of which 327,116 were vested. As of July 21, 2003 the Company had outstanding grants for 459,624 shares with 295,330 shares vested.

GUARANTEES - As a result of the sale of three Elmer's restaurants to Southern Oregon Elmer's LLC (the "Buyer") in May 2002, the Company is a guarantor on Grants Pass and Medford real estate leases until April 2007 and on a Roseburg real estate lease which could extend until 2018 if all options are exercised by the Buyer. The Company is also a guarantor on a franchisee lease in Nampa, Idaho until 2007. The Company is a guarantor of the lease on the Company's recently refranchised Palm Springs location until April 2007 and on a rolling twelve-month basis thereafter until 2020. In all cases, the franchisees have indemnified the Company against all losses incurred as guarantor. In addition, the franchisees' principals and their spouses have personally guaranteed the franchisee's indemnification.

In the event of default by the franchisee, the Company could be required to pay all rent and other payments due under the terms of the leases. As of July 19, 2004, the maximum potential liability under these guarantees is $1,186,069. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants.

SUBSEQUENT EVENTS

Receipt of Going Private Offer
------------------------------

August 6, 2004, the Company announced that it had received a non-binding proposal for a going private transaction from a purchaser group led by Bruce N. Davis, the Company's Chairman of the Board, Chief Executive Officer and President, and consisting of the Company's Board of Directors and 12 additional shareholders. A copy of the proposal was attached to the Press Release dated August 6, 2004 and available in the 8-K filed with the SEC on August 6, 2004. The 8-K is also available on the Company's website www.elmers-restaurants.com.




RECENT TRANSACTIONS

Impairment Loss On Future Store Closing
---------------------------------------

The Company recognized a $140,000 impairment loss this quarter on the write down of property and equipment with a carrying value of approximately $155,000 to a fair value of $15,000. The loss arises from the anticipated closure of a restaurant when the lease will not be renewed.

Sale of Palm Springs Restaurant
-------------------------------
March 30, 2004, the Company refranchised the Company's Elmer's Restaurant in Palm Springs, California. The buyer executed a 25-year franchise agreement and assumed the Company's operating lease obligations. The Company remains a guarantor of the lease until April 2007 and on a rolling twelve-month basis thereafter until 2020. The sales price of $415,000 was received in cash and resulted in a pretax gain of approximately $145,000. Assets sold included prepaids and inventory of approximately $28,000 and equipment of approximately $242,000.

Franchise Opening
-----------------
Elmer's newest franchised restaurant opened on March 15, 2004. The 4,500 square foot restaurant in Corvallis, Oregon occupies a converted Lyons restaurant site.

On July 21, 2003 a 5,000 square foot franchise restaurant in Coeur d'Alene, Idaho opened. It occupies a converted Village Inn site.

Lottery Commission
------------------

March 31, 2004, the Oregon Lottery Commission approved a new six-year retailer contract effective June 27, 2004. The impact of this contract is discussed further under Revenues on page 12.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company's adoption of FASB No. 150 did not have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivatives embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of the provisions of this statement did not have a material effect on the Company's consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate the entities. In December 2003, FASB issued FIN 46R, which made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a "Small Business Issuer," the Company is now required to apply FIN 46R to all unconsolidated variable interest entities no later than March 29, 2004, with the exception of unconsolidated special purpose entities, which had an implementation deadline of December 31, 2003. The Company's adoption of the provisions of this interpretation had no impact on the Company's consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

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

Intangible Assets
-----------------
The Company reviews the valuation of its intangible assets annually based on its third quarter financial statements and assesses for events occurring in the interim indicating possible impairment. If the fair values of the intangibles were less than their recorded values, an impairment loss would be recognized. The fair values of the reporting units are estimated using multiples of earnings before interest, taxes, depreciation and amortization. The market for these intangibles is limited and the realizable value will differ from the fair values estimated by using a multiple of earnings.

Depreciation
------------
Property, buildings and equipment are depreciated using the straight-line method over their estimated useful lives. The useful lives of the individual assets are estimated by the Company's management based upon their experience in the restaurant industry. Generally buildings are depreciated over 35 years and equipment is depreciated over a range of 3 to 10 years. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. Periodically the Company reviews the net book value of its depreciable assets to determine if there is any possible impairment of value. The Company recognized a $140,000 impairment loss on the write down of property and equipment with a carrying value of approximately $155,000 to a fair value of $15,000. Differences between the realized lives and the estimated lives could result in changes to the Company's results from operations in future years as well as changes in the rate of recurring capital expenditures.

Revenue Recognition
-------------------
The Company's revenue is primarily from cash and credit card transactions. As such, restaurant revenue is generally recognized upon receipt of cash or credit cards receipts. Franchise fees based upon a percent of the franchisees gross sales are recognized as the franchisees' sales occur. Revenue from the lottery, which includes traditional ticket based games and video poker games, is recorded on a commission basis, net of state regulated payouts. Expenses are recorded using accrual accounting based upon when goods and services are used.

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

In Section 1 Basis of Presentation, we provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. A change to recognize compensation expense for all options granted using a fair value approach in regularly reported financial results would have a significant impact on our results of operations.

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $311,839 or $.17 per share for the quarter ended July 19, 2004, on sales of $9.8 million as compared to reported net income of $363,105 or $.18 per share on sales of $10.1 million for the first quarter ended July 21, 2003. The Company's total assets at July 19, 2004 were $18.8 million, a decrease of $260,000 from March 29, 2004. During the sixteen weeks ended July 19, 2004, working capital increased $612,000. Cash provided by operating activities totaled $193,000 for the quarter ended July 19, 2004 compared to $511,000 for the quarter ended July 21,2003. The decrease in cash provided from operations is primarily attributable to the timing of payroll tax and worker's compensation insurance payments as well as pay down of negative working capital attributable to the sale of the Palm Springs restaurant. The franchised Pocatello, Idaho restaurant was sold. The franchisee signed a new 25-year franchise agreement at the current 4% franchise fee. The $35,000 initial franchise fee was recorded in the quarter.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 16 weeks ended July 19, 2004 and July 21, 2003.

For the period ended July 19, 2004, the Company's net income and earnings per share decreased 14.1% and 5.6%, respectively, from the comparable period in 2003. Net income as a percentage of total revenue decreased from 3.6% for the period ended July 21, 2003, to 3.2% for the period ended July 19, 2004.

Dollar amounts in thousands except per share       RESULTS OF OPERATIONS             RESULTS OF OPERATIONS
data (unaudited)                                FOR THE SIXTEEN WEEKS ENDED       FOR THE SIXTEEN WEEKS ENDED
                                                       JULY 19, 2004                     JULY 21, 2003
                                                ---------------------------       ---------------------------
                                                                Percent of                       Percent of
                                                 Amount          Revenues           Amount        Revenues
                                                -----------    ------------       ---------    --------------
Revenues                                            $9,805          100.0%         $10,059            100.0%

Restaurant costs and expenses                        8,530           87.0%           8,765             87.1%

General and administrative expenses                    731            7.5%             671              6.7%
Loss (Gain) on sale of land buildings and
equipment and loss on impairment                       (5)           (.1)%               4              0.1%

Income from operations                                 549            5.6%             619              6.1%
Non operating income (expense)                        (90)           (.9)%            (88)            (0.9)%
Net income                                             312            3.2%             363              3.6%

Basic earnings per share                             $0.17                           $0.18

Weighted average shares outstanding              1,816,335                       2,041,728

                                          REVENUE                          REVENUE
                                FOR THE SIXTEEN WEEKS ENDED      FOR THE SIXTEEN WEEKS ENDED
                                       JULY 19, 2004                    JULY 21, 2003
                                ---------------------------      ---------------------------
                                                Percent of                       Percent of
                                 Amount          Revenues         Amount          Revenues
                                --------       ------------      --------       ------------
Restaurant operations:
Restaurant sales                 $8,243              84.1%        $8,547              85.0%
Lottery                           1,140              11.6%         1,128              11.2%
                                --------       ------------      --------       ------------
                                  9,383              95.7%         9,675              96.2%

Franchise operations                422               4.3%           384               3.8%
                                --------       ------------      --------       ------------

Total revenue                    $9,805             100.0%       $10,059             100.0%
                                ========       ============      ========       ============

REVENUES. Revenues for the period ended July 19, 2004 were 2.5% less than for the comparable period in 2003. Revenues from same store restaurant operations were up .2% compared to the sixteen weeks ended July 21, 2003. Same store sales at the Company's Elmer's restaurants were down 1.7%. The Company defines same store sales as restaurants that were Company owned and operating continuously from April 1, 2003 through July 19, 2004. Revenue from franchise operations increased $38,000 attributable to increases in initial franchise fees as well as increases in royalty income.

March 31, 2004, the Oregon Lottery Commission approved a new six-year retailer contract effective June 27, 2004. If the new commission structure had been applied to sales for the year ended March 29, 2004, it would have reduced commissions by approximately $435,000, or 10%. The following table shows the expected impact by quarter.

                       Quarter ended :                       Adverse impact
                       ---------------                       --------------
                         July 19, 2004                              $93,000
                      October 11, 2004                              250,000
                       January 3, 2005                               96,000
                         April 4, 2005                             (10,000)
                         July  4, 2005                                6,000

The Lottery has installed additional terminals in most Company locations and the Company expects year over year sales increases to reduce, but not eliminate, the impact of the new lower rates. The $93,000 impact in the quarter ended July 19, 2004 was more than offset by increased sales prior to the contracts effective date of June 27, 2004. As a result of timing features of the new contract, most of the adverse impact will be felt in the Company's second quarter ending the second Monday in October.

RESTAURANT COSTS AND EXPENSES. A comparison of restaurant costs and expenses as a percent of revenue for the 16 weeks ended July 19, 2004 and July 21, 2003 are as follows:

                                               RESTAURANT COSTS AND EXPENSES       RESTAURANT COSTS AND EXPENSES
                                                FOR THE SIXTEEN WEEKS ENDED         FOR THE SIXTEEN WEEKS ENDED
                                              -------------------------------    ----------------------------------
                                                      JULY 19, 2004                        JULY 21, 2003
                                              -------------------------------    ----------------------------------
Cost of restaurant sales:
Food and beverage                                    $2,843            29.0%            $3,100               30.8%
Labor and related costs                               3,417            34.9%             3,398               33.8%
Restaurant operating costs                            1,383            14.1%             1,379               13.7%
Occupancy costs                                         620             6.3%               636                6.3%
Depreciation and amortization                           267             2.7%               252                2.5%
Restaurant opening and closing expenses                  --               --                --                0.0%
                                              --------------    -------------    --------------     ---------------
    Total cost of restaurant sales                   $8,530            87.0%            $8,765               87.1%
                                              ==============    =============    ==============     ===============

The Company was operating 15 restaurants and 13 delis in 2003 and 2004. Deli operations typically experience higher food costs and lower labor costs as a percentage of sales, than the Company's full service Elmer's and Mitzel's concepts. A decline in revenues from deli operations was principally in low margin products. In spite of decreased revenue, deli gross profits increased 2%. This increase in gross margins accounts for the decline in food and beverage costs of 1.8% and increase in labor costs of 1.1% as a percentage of sales. Food and beverage costs at the Company's Elmer's restaurants increased 0.8% of sales while labor and related costs declined 1.0%

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 7.5% of total revenue for the 16 weeks ended July 19, 2004 compared to 6.7% in the comparable period in 2003. Accounting fees increased $21,000 in the first quarter over the previous year and corporate wages were up $39,000 due to additional marketing and franchise support expenses.

LOSS (GAIN) ON LAND BUILDINGS AND EQUIPMENT. Gain on sale of land, buildings and equipment increased from (.1%) of sales for the quarter ended July 21, 2003 to 0.1% for the current quarter. The Company sold the Palm Springs restaurant to a franchisee for a net gain of approximately $145,000. The Company recognized a $140,000 impairment loss on the write down of property and equipment from a carrying value of approximately $155,000 to a fair value of $15,000. The loss arises from the anticipated closure of a restaurant when the lease will not be renewed.

INCOME FROM OPERATIONS.  Income from operations decreased $70,000 to $549,000.

NON-OPERATING INCOME/(EXPENSE). Non-operating expense was 0.9% of total revenues for the 16 weeks ended July 19, 2004 compared to .9% of total revenues in the comparable period in 2003.

LIQUIDITY AND CAPITAL RESOURCES. As of July 19, 2004 the Company had cash and cash equivalents of approximately $2.0 million representing an increase from March 29, 2004 of approximately $461,000. Cash provided by operations was $193,000. Cash provided by investing activities was $311,000, principally from the sale of the Palm Springs restaurant.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The
Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of July 19, 2004, the Company had outstanding indebtedness of $3.8 million with GE Capital and $1.5 million in real estate debt with Wells Fargo Bank.

On January 14, 2004 the Company purchased 204,255 shares of its Common Stock, representing approximately 10% of the then outstanding shares, at a purchase price of $6.43 per share in accordance with the terms of a tender offer. The aggregate price of the shares purchased by the Company through the tender offer was approximately $1,313,000. Fees and expenses associated with the tender offer were approximately $17,000, which was expensed in the Company's 4th Quarter ended March 29, 2004.

The Wells Fargo Bank real estate debt agreement was amended in June 2003 to change the fixed interest rate of 8% to a variable interest rate based on LIBOR. In conjunction with this modification, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate at 6.17%. The mortgages now have a weighted-average maturity of 7.5 years, bear interest at an average of 6.0%, require monthly payments of principal and interest, and are collateralized by three real estate assets. As of July 19, 2004 the fair market value of this agreement was $1,043 and results in the recognition of $20,429 (net of tax effect) in other comprehensive gain.

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

CONTRACTUAL OBLIGATIONS
The Company makes a range of contractual commitments in the ordinary course of business and in conjunction with the acquisition and sale of restaurants. The following table shows the Company's contractual obligations:

                                                                Commitment expiration period
                            Total amount committed   1 year or less     1-3 years       4-5 years     5 years or more
----------------------------------------------------------------------------------------------------------------------
Term debt                               $5,288,981           $429,889       $989,336      $1,389,900       $2,479,856
Operating Leases                         4,873,662          1,277,158      1,763,240       1,089,350          743,914
Guarantees                               1,186,069            385,846        729,019          71,204                -
----------------------------------------------------------------------------------------------------------------------
Totals                                 $11,348,712         $2,092,893     $3,481,595      $2,550,454       $3,223,770
                                       ===========         ==========     ==========      ==========       ==========

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

Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximated the book value at July 19, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's President and its Corporate Controller, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of July 19, 2004 on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after May 15, 2005 (45 days prior to the month and date in 2005 corresponding to the date on which the Company mailed its proxy materials for the 2004 annual meeting), proxy voting on that proposal when and if raised at the 2005 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 2005 annual meeting must be received at the principal executive office of the Company no later than January 21, 2005.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         a)       Exhibits:

                  Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-Q and are incorporated herein by this reference.

         b)       Reports on Form 8-K:

                  June 23, 2004 reporting fiscal year end financial results.

                  August 6, 2004 reporting going private proposal.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Elmer's Restaurants, Inc.


                            By: /s/ BRUCE N. DAVIS
                                --------------------------------------------
                                Bruce N. Davis
                                Chief Executive Officer and President


Dated: September 2, 2004

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

31.1     Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002, of Chief  Executive
         Officer and President.                                                            18

31.2     Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002,  of  Secretary  and
         Corporate Controller.                                                             19

32.1     Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002, of Chief  Executive
         Officer and President.                                                            20

32.2     Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002,  of  Secretary  and
         Corporate Controller.                                                             21