Form 10-Q
period 2004-10-11
ELMERS RESTAURANTS INC
filed 2004-11-18
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 11, 2004

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

Number of shares of Common Stock outstanding at November 5, 2004: 1,840,900

                            ELMER'S RESTAURANTS, INC.
                            -------------------------
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          3
              Condensed Consolidated Balance Sheets,
                  October 11, 2004 (Unaudited) and March 29, 2004

              Condensed Consolidated Statements of Income,                  4
                  12 and 28 weeks ended October 11, 2004 (Unaudited) and October 13, 2003 (Unaudited)

              Condensed Statement of Changes in Shareholders' Equity,       5
                  Twenty eight weeks ended October 11, 2004 (Unaudited)

              Condensed Consolidated Statements of Cash Flows,              6
                  Twenty eight weeks ended October 11, 2004 (Unaudited) and October 13, 2003 (Unaudited)

              Notes to Condensed Consolidated Financial Statements          7

     Item 2.  Management's Discussion and Analysis of Financial            10
                 Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market        16
                  Risk

     Item 4.  Controls and Procedures                                      16

PART II: OTHER INFORMATION AND SIGNATURES

     Item 5.  Other Information                                            17

     Item 6.  Exhibits and Reports on Form 8-K                             17

              Signatures                                                   17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              October 11, 2004       March 29, 2004
                                                                                             ------------------     ----------------
                                                                                                 (Unaudited)
                                              ASSETS
Current assets:
Cash and cash equivalents                                                                  $         2,167,710    $       1,601,378
Marketable securities                                                                                  759,509              930,196
Accounts receivable                                                                                    296,465              261,669
Notes receivable - franchisees and related parties, current portion                                     47,293               41,036
Inventories                                                                                            345,485              372,707
Prepaid expenses and other                                                                             434,519              476,159
Income taxes receivable                                                                                 58,922              159,877
                                                                                             ------------------     ----------------

      Total current assets                                                                           4,109,903            3,843,022

Notes receivable - franchisees and related parties, net of current portion                             159,216              191,244
Property, buildings and equipment, net                                                               8,872,589            9,325,050
Goodwill                                                                                             4,897,743            4,897,743
Intangible assets                                                                                      602,709              602,709
Other assets                                                                                           292,658              185,561
                                                                                             ------------------     ----------------

      Total assets                                                                         $        18,916,818    $      19,045,329
                                                                                             ==================     ================

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion                                                             $           429,889    $         416,278
Accounts payable                                                                                     1,193,610            1,496,905
Accrued expenses                                                                                       506,050              500,536
Accrued payroll and related taxes                                                                      402,364              662,253
                                                                                             ------------------     ----------------

      Total current liabilities                                                                      2,531,913            3,075,972

Notes payable, net of current portion                                                                4,761,694            4,916,157
Deferred income taxes                                                                                1,392,617            1,396,000
Obligation under interest rate swap                                                                      8,706               33,005
                                                                                             ------------------     ----------------

      Total liabilities                                                                              8,694,930            9,421,134
                                                                                             ------------------     ----------------

Commitments and contingencies

Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized, 1,816,335 shares and 1,833,083
shares issued and outstanding at March 29, 2004 and October 11, 2004 respectively.                   6,305,138            6,216,136
Retained earnings                                                                                    3,924,366            3,391,413
Accumulated other comprehensive gain (loss), net of taxes                                               10,384               16,646
                                                                                             ------------------     ----------------
      Total shareholders' equity                                                                    10,239,888            9,624,195
                                                                                             ------------------     ----------------

      Total liabilities and shareholders' equity                                           $        18,916,818    $      19,045,329
                                                                                             ==================     ================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   For the twenty-eight weeks ended               For the twelve weeks ended
                                                ----------------------------------------    ---------------------------------------
                                                   October 11,           October 13,           October 11,          October 13,
                                                      2004                  2003                  2004                 2003
                                                ------------------    ------------------    ------------------   ------------------
                                                   (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)

REVENUES                                             $ 17,637,774          $ 17,894,894           $ 7,833,090          $ 7,835,882
                                                ------------------    ------------------    ------------------   ------------------

COSTS AND EXPENSES:

  Cost of restaurant sales:
Food and beverage                                       5,154,207             5,440,866             2,311,157            2,340,907
Labor and related costs                                 6,002,505             5,912,821             2,585,414            2,514,260
Restaurant operating costs                              2,503,142             2,438,118             1,120,089            1,059,444
Occupancy costs                                         1,107,741             1,107,809               488,287              472,004
Depreciation and amortization                             467,494               441,257               200,354              189,110
  General and administrative expenses                   1,426,860             1,351,931               695,274              681,029
Net loss (gain) on disposition of property               (129,009)                4,071                16,294                    -
    Net loss on impairment of equipment                   140,000                     -                     -                    -
                                                ------------------    ------------------    ------------------   ------------------

                                                       16,672,940            16,696,873             7,416,869            7,256,754
                                                ------------------    ------------------    ------------------   ------------------

INCOME FROM OPERATIONS                                    964,834             1,198,021               416,221              579,128

OTHER INCOME (EXPENSE):
Interest income                                            32,647                41,723                14,849               16,967
Interest expense                                         (224,337)             (208,530)             (114,791)             (92,537)
Gain (loss) on sale of marketable securities               10,809                14,419                 8,835               10,970
                                                ------------------    ------------------    ------------------   ------------------

  Income before provision for income taxes                783,953             1,045,633               325,114              514,528

  Income tax provision                                   (251,000)             (352,000)             (104,000)            (184,000)
                                                ------------------    ------------------    ------------------   ------------------

Net Income                                              $ 532,953             $ 693,633             $ 221,114            $ 330,528
                                                ==================    ==================    ==================   ==================


PER SHARE DATA:

  Net income per share - Basic                             $ 0.29                $ 0.34                $ 0.12               $ 0.16
                                                ==================    ==================    ==================   ==================

  Weighted average number of
  common shares outstanding - Basic                     1,820,460             2,041,709             1,825,960            2,041,709
                                                ==================    ==================    ==================   ==================


  Net income per share - Diluted                           $ 0.27                $ 0.32                $ 0.11               $ 0.15
                                                ==================    ==================    ==================   ==================

  Weighted average number of
  common shares outstanding - Diluted                   1,953,084             2,135,709             1,963,118            2,147,709
                                                ==================    ==================    ==================   ==================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                        Common Stock                                  Accumulated other
                                ------------------------------                       comprehensive gain   Total shareholders'
                                    Shares          Amount       Retained earnings        (loss)                equity
                                ---------------  -------------   ------------------------------------------------------------
BALANCE, March 29, 2004              1,816,335    $ 6,216,136         $ 3,391,413             $ 16,646           $ 9,624,195
Stock option exercise                   16,748         89,002                                                         89,002
Comprehensive income:
  Net Income                                 -              -             532,953                    -               532,953
  Change in net unrealized gain
  (loss) on available for sale
  securities, net of taxes                                                                     (20,841)              (20,841)
  Change in fair market value of
  interest rate swap agreement,
  net of taxes                                                                                  14,579                14,579
                                ---------------  -------------   -----------------   ------------------   -------------------
Total comprehensive income                                                532,953               (6,262)              526,690

                                ---------------  -------------   -----------------   ------------------   -------------------
BALANCE, October 11, 2004            1,833,083    $ 6,305,138         $ 3,924,366             $ 10,384          $ 10,239,888
                                ===============  =============   =================   ==================   ===================




























    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the 28 weeks ended
                                                                                  --------------------------------------------
                                                                                    October 11, 2004         October 13, 2003
                                                                                  --------------------      ------------------
                                                                                      (Unaudited)              (Unaudited)

Cash flows from operating activities:
Net income                                                                         $          532,953        $        693,933
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                                                                 467,494                 441,257
Deferred income taxes                                                                               -                       -
(Gain) loss on disposition of equipment                                                      (129,009)                  4,071
Loss of impairment of equipment                                                               140,000                       -
Gain on sale of marketable securities                                                         (10,809)                (14,419)
Changes in assets and liabilities:
Current assets                                                                                 18,733                (172,728)
Other assets                                                                                 (107,097)                111,726
Accounts payable                                                                             (303,295)                101,184
Accrued expenses                                                                              (23,011)                120,883
Accrued payroll and related taxes                                                            (259,889)                (10,571)
Income taxes                                                                                  118,955                 286,472
                                                                                  --------------------      ------------------

Net cash provided by operating activities                                                     445,025               1,561,808
                                                                                  --------------------      ------------------

Cash flows from investing activities:
Additions to property, buildings and  equipment                                              (397,157)               (372,640)
Purchases of available-for-sale securities                                                   (262,221)               (874,928)
Proceeds from sale of available-for-sale securities                                           409,776                 590,207
Principal collected on note receivables                                                        25,771                  70,498
Proceeds from sale of assets                                                                  415,000                   4,900
Construction in progress                                                                            -              (1,207,457)
                                                                                  --------------------      ------------------

Net cash provided by (used in) investing activities                                           191,169              (1,789,420)
                                                                                  --------------------      ------------------

Cash flows from financing activities:
Issuance of notes payable                                                                      68,493                 592,400
Net change in principal debt service accounts                                                       -                 (54,166)
Payments on notes payable                                                                    (209,345)               (182,854)
Sale of common stock under stock option plan                                                   71,002                       -
                                                                                  --------------------      ------------------

Net cash provided by (used in) financing activities                                           (69,850)                355,380
                                                                                  --------------------      ------------------

Net change in cash and cash equivalents                                                       566,332                 127,768

Cash and cash equivalents, beginning of period                                              1,601,378               2,200,263
                                                                                  --------------------      ------------------

Cash and cash equivalents, end of period                                          $         2,167,710       $       2,328,031
                                                                                  ====================      ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                                          $           224,337       $         208,530
                                                                                  ====================      ==================

Income taxes                                                                      $           132,045       $          53,500
                                                                                  ====================      ==================

Supplemental disclosures of non-cash transactions:
Change in unrealized (gain) loss on available-for-sale securities, net of taxes   $           (20,841)      $          60,572
                                                                                  ====================      ==================
Change in fair market value of interest rate swap agreement, net of taxes         $            14,579       $          (4,633)
                                                                                  ====================      ==================
Tax benefit of stock option exercise                                              $            18,000       $               -
                                                                                  ====================      ==================
Note receivable issued for franchise fee receivable                               $                 -       $         123,000
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

                            ELMER'S RESTAURANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all the information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended March 29, 2004. Operating results reflected in the interim consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending March 28, 2005.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiaries, and their results of operations and cash flows.

The Company had comprehensive income of $526,691 for the twenty-eight weeks ended October 11, 2004. This was composed of net income of $532,953 and an increase in the market value of an interest rate swap agreement of $14,579 (net of taxes), offset by a decline in the market value of available-for-sale securities of $20,841 (net of taxes).

INTEREST RATE SWAP AGREEMENT - In June 2003, and in conjunction with the modification of the Wells Fargo Bank real estate debt agreement discussed below, the Company entered into an interest rate swap agreement with Wells Fargo Bank to reduce the impact of changes in interest rates on its floating rate mortgage. The debt modification and related swap agreement effectively changes the Company's interest rate exposure on the Wells Fargo Bank real estate debt to a fixed percentage rate of 6.17%. The notional amount of the swap agreement as of October 11, 2004 was $1.0 million. The interest rate swap agreement matures May 24, 2010.

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

The interest rate swap agreement qualifies as a cash flow hedge under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that the fair value of derivative instruments be recorded and changes in the fair value of the derivative instruments be recognized in other comprehensive income. As of October 11, 2004 the obligation under the swap agreement was $8,706 and results in the recognition of $14,579 (net of tax effect) in other comprehensive gain during the quarter then ended.

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

Under SFAS No. 123 no compensation cost has been recognized for the plan. Had compensation cost for the stock-based compensation plan been determined, based on the fair value of options at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                     October 11, 2004                   October 13, 2003
                                                     ----------------                   ----------------
                                                  12 weeks         28 weeks          12 weeks         28 weeks
                                            ---------------     ------------      ------------    -------------
Net income - as reported                          $221,114         $532,953          $330,528         $693,633
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                         (7,242)         (16,897)          (18,327)         (42,762)
                                            ---------------     ------------      ------------    -------------
Net income - pro forma                            $213,872         $516,056          $312,201         $650,871
                                            ===============     ============      ============    =============

Basic earnings per share - as reported               $0.12            $0.26             $0.16            $0.34
Diluted earnings per share - as reported             $0.11            $0.25             $0.15            $0.32
Basic earnings per share - pro forma                 $0.12            $0.25             $0.16            $0.32
Diluted earnings per share - pro forma               $0.11            $0.24             $0.15            $0.30

As of October 11, 2004 the Company had outstanding option grants for 430,656 shares, of which 320,205 were vested. As of October 13, 2003 the Company had outstanding option grants for 459,624 shares of which 295,330 shares were vested.

GUARANTEES - As a result of the sale of three Elmer's restaurants to Southern Oregon Elmer's LLC (the "Buyer") in May 2002, the Company is a guarantor on Grants Pass and Medford real estate leases until April 2007 and on a Roseburg real estate lease which could extend until 2018 if all options are exercised by the Buyer. The Company is also a guarantor on a franchisee lease in Nampa, Idaho until 2007. The Company is a guarantor of the lease on the Company's recently refranchised Palm Springs location until April 2007 and on a rolling twelve-month basis thereafter until 2020. In all cases, the franchisees have indemnified the Company against all losses incurred as guarantor. In addition, the franchisees' principals and their spouses have personally guaranteed the franchisee's indemnification obligation.

In the event of default by the franchisee of the guaranteed lease, the Company could be required to pay all rent and other payments due under the terms of the leases. As of October 11, 2004, the maximum potential liability under these guarantees is $1,097,146. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants.

RECENT TRANSACTIONS AND EVENTS

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

Impairment Loss on Future Store Closing
---------------------------------------

The Company recognized a $140,000 impairment loss in the quarter ended July 14, 2004 on the write down of property and equipment with a carrying value of approximately $155,000 to a fair value of $15,000. The loss arises from the anticipated closure of a restaurant when the lease will not be renewed.

Sale of Palm Springs Restaurant
-------------------------------

March 30, 2004, the Company refranchised the Company's Elmer's Restaurant in Palm Springs, California. The buyer executed a 25-year franchise agreement and assumed the Company's operating lease obligations. The Company remains a guarantor of the lease until April 2007 and on a rolling twelve-month basis thereafter until 2020. The sales price of $415,000 was received in cash and resulted in a pretax gain of approximately $129,000. Assets sold included prepaids and inventory of approximately $16,000, transaction expenses of $28,000 and equipment of approximately $242,000.

Franchise Opening
-----------------

Elmer's newest franchised restaurant opened on September 7, 2004. The 6,000 square foot restaurant in Eugene, Oregon occupies a converted Izzy's restaurant site.

On June 28, 2004 the company signed a 25-year franchise agreement with the new owner of the franchised Elmer's located in Pocatello, ID.

On March 15, 2004 a 4,500 square foot franchise restaurant in Corvallis, Oregon opened. It occupies a converted Lyons restaurant site.

On July 21, 2003 a 5,000 square foot franchise restaurant in Coeur d'Alene, Idaho opened. It occupies a converted Village Inn site.

Lottery Commission
------------------

March 31, 2004, the Oregon Lottery Commission approved a new six-year retailer contract effective June 27, 2004. The impact of this contract is discussed further under Revenues on page 13.

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

The Company franchises or operates a total of 38 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style, with fireplaces in the dining rooms. The restaurants are primarily freestanding buildings, ranging in size from 4,600 to approximately 9,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. The menu offers an extensive selection of items for breakfast, lunch and dinner.

CRITICAL ACCOUNTING POLICIES

The Company's reported results are affected by the application of certain accounting policies that require subjective or complex judgments. These judgments involve estimates that are inherently uncertain and may have a significant impact on our quarterly or annual results of operations and financial condition. Changes in these estimates and judgments could have significant effects on the Company's results of operations and financial condition in future years. We believe the Company's most critical accounting policies cover accounting for long-lived assets - specifically the acquisition and depreciation of property, buildings and equipment, and the valuation of intangible assets. Additional critical accounting policies govern revenue recognition and accounting for stock options.

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

Intangible Assets
-----------------

The Company reviews the valuation of its goodwill and intangible assets annually based on its third quarter financial statements and assesses for events occurring in the interim indicating possible impairment. If the fair values of the intangibles were less than their recorded values, an impairment loss would be recognized. The fair values of the reporting units are estimated using multiples of earnings before interest, taxes, depreciation and amortization. The Company has 7 reporting units. The reporting units are made up of the franchise business, operating restaurants or groups of operating restaurants. The determination of a reporting unit is made at the time of acquisition. The market for these intangibles is limited and the realizable value will differ from the fair values estimated by using a multiple of earnings.

Depreciation
------------

Property, buildings and equipment are depreciated using the straight-line method over their estimated useful lives. The useful lives of the individual assets are estimated by the Company's management based upon their experience in the restaurant industry. Generally buildings are depreciated over 35 years and equipment is depreciated over a range of 3 to 10 years. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. Periodically the Company reviews the net book value of its depreciable assets to determine if there is any possible impairment of value. The Company recognized a $140,000 impairment loss on the write down of property and equipment with a carrying value of approximately $155,000 to a fair value of $15,000 during the quarter ended July 19, 2004. Differences between the realized lives and the estimated lives could result in changes to the Company's results from operations in future years as well as changes in the rate of recurring capital expenditures.

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

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $221,114 and $532,953 or $.12 and $.29 in basic earnings per share for the 12 and 28-week periods ended October 11, 2004. These results are compared to reported net income of $330,528 and $693,633, or $.16 and $.34 per share for the 12 and 28-week periods ended October 13, 2003. The Company's total assets as of October 11, 2004 were $18.9 million, which is a decrease of approximately $.1 million over total assets as of March 29, 2004. In the 28 weeks ended October 11, 2004, working capital increased approximately $811,000 while notes payable (net of current portion) decreased $154,000. Cash provided by operating activities totaled $445,000 for the 28 weeks ended October 11, 2004 compared to $1,562,000 for the 28 weeks ended October 13, 2003. The decrease in cash provided from operations is primarily attributable to the timing of payroll tax and worker's compensation insurance premiums as well as pay down of negative working capital attributable to the sale of the Palm Springs restaurant.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 28 week periods ended October 11, 2004 and October 13, 2003.

For the 12 and 28-week periods ended October 11, 2004, the Company's net income decreased 33.1% and 23.2% from the comparable periods in 2003. Net income as a percentage of total revenue decreased from 3.9% for the 28-week period ended October 13, 2003, to 3.0% for the 28 weeks ended October 11, 2004 primarily due to changes in the lottery contract with the State of Oregon. Net income as a percentage of total revenue decreased from 4.3% for the 12-week period ended October 13, 2003, to 2.8% for the 12 weeks ended October 11, 2004.


                                                    RESULTS OF OPERATIONS         RESULTS OF OPERATIONS
Dollar amounts in thousands except per share       FOR THE 28 WEEKS ENDED         FOR THE 28 WEEKS ENDED
data                                                  OCTOBER 11, 2004               OCTOBER 13, 2003
                                                      ----------------               ----------------
                                                                Percent of                       Percent of
                                                 Amount          Revenues          Amount         Revenues
                                             -------------- ---------------    -------------- --------------
Revenues                                           $17,638          100.0%           $17,895        100.0%
Restaurant costs and expenses                       15,235           86.4%            15,341         85.7%
General and administrative expenses                  1,427            8.1%             1,352          7.6%
Loss (Gain) on sale of land, buildings and
equipment and loss on impairment                        11             .1%                 4          0.1%
 Income from operations                                965            5.5%             1,198          6.7%
Non operating income (expense)                       (181)          (1.0)%             (152)         (.9)%
Net income                                             533            3.0%               694          3.9%

Basic earnings per share                             $0.29                             $0.34

                                                    RESULTS OF OPERATIONS         RESULTS OF OPERATIONS
Dollar amounts in thousands except per share       FOR THE 12 WEEKS ENDED         FOR THE 12 WEEKS ENDED
data                                                  OCTOBER 11, 2004               OCTOBER 13, 2003
                                                      ----------------               ----------------
                                                                Percent of                       Percent of
                                                 Amount          Revenues          Amount         Revenues
                                             -------------- ---------------    -------------- --------------
Revenues                                            $7,833          100.0%            $7,836        100.0%
Restaurant costs and expenses                        6,706           85.6%             6,576         83.9%
General and administrative expenses                    695            8.9%               681          8.7%
Loss (Gain) on sale of land, buildings and
equipment and loss on impairment                        16             .2%                 0          0.0%
 Income from operations                                416            5.3%               579          7.4%
Non operating income (expense)                        (91)          (1.2)%              (65)         (.8)%
Net income                                             221            2.8%               331          4.3%

Basic earnings per share                             $0.12                             $0.16

                                          REVENUES                        REVENUES
Dollar amounts in thousands        FOR THE 28 WEEKS ENDED          FOR THE 28 WEEKS ENDED
                                      OCTOBER 11, 2004                OCTOBER 13, 2003
                                      ----------------                ----------------
                                                 Percent of                        Percent of
                                   Amount         Revenues           Amount         Revenues
                               -------------- ----------------   -------------- ----------------
Restaurant operations:
Restaurant sales                     $14,737            83.6%          $14,999            83.8%
Lottery                                2,153            12.2%            2,276            12.7%
                               -------------- ----------------   -------------- ----------------
                                      16,890            95.8%           17,275            96.5%

Franchise operations                     748             4.2%              620             3.5%
                               -------------- ----------------   -------------- ----------------

Total revenue                        $17,638           100.0%          $17,895           100.0%
                               ============== ================   ============== ================


                                          REVENUES                        REVENUES
Dollar amounts in thousands        FOR THE 12 WEEKS ENDED          FOR THE 12 WEEKS ENDED
                                      OCTOBER 11, 2004                OCTOBER 13, 2003
                                      ----------------                ----------------
                                                 Percent of                        Percent of
                                   Amount         Revenues           Amount         Revenues
                               -------------- ----------------   -------------- ----------------
Restaurant operations:
Restaurant sales                      $6,494            82.9%           $6,452            82.3%
Lottery                                1,013            12.9%            1,148            14.7%
                               -------------- ----------------   -------------- ----------------
                                       7,507            95.8%            7,600            97.0%

Franchise operations                     326             4.2%              236             3.0%
                               -------------- ----------------   -------------- ----------------

Total revenue                         $7,833           100.0%           $7,836           100.0%
                               ============== ================   ============== ================

REVENUES. Revenues for the 12 and 28 weeks ended October 11, 2004 were 0.0% and 1.4% less, respectively, than the comparable periods in 2003. Revenues from same store restaurant operations showed a decrease of 1.7% and 2.2% for the 12 and 28 weeks ended October 11, 2004 respectively, over the comparable periods in 2003. Same store sales at the core Elmer's brand increased 1.5% and decreased .4% for the 12 and 28 weeks ended October 11, 2004. The Company defines same store sales as restaurants that were Company owned and operating continuously from April 1, 2003 through October 11, 2004. Revenue from franchise operations increased $128,000 due to increases in initial franchise fees as well as increases in royalty income.

March 31, 2004, the Oregon Lottery Commission approved a new six-year retailer contract effective June 27, 2004. If the new commission structure had been applied to sales for the year ended March 29, 2004, it would have reduced commissions by approximately $435,000, or 10%. The following table shows the pro forma impact by quarter.

            Quarter ended:                                  Adverse impact
            ---------------                                 --------------
              July 19, 2004                                        $93,000
           October 11, 2004                                        250,000
            January 3, 2005                                         96,000
             March 28, 2005                                       (10,000)
              July 25, 2005                                          6,000

The Lottery has installed additional terminals in most Company locations and the Company expects year over year sales increases to reduce, but not eliminate, the impact of the new lower rates. The $93,000 impact in the quarter ended July 19, 2004 was more than offset by increased sales prior to the contracts effective date of June 27, 2004. For the quarter ended October 11, 2004 lottery commissions declined by $135,000 from the prior year.

RESTAURANT COSTS AND EXPENSES. A comparison of restaurant costs and expenses as a percent of revenue for the 28 and 12 weeks ended October 11, 2004 and October 13, 2003 are as follows:

                                          RESTAURANT COSTS & EXPENSES        RESTAURANT COSTS & EXPENSES
Dollar amounts in thousands                 FOR THE 28 WEEKS ENDED             FOR THE 28 WEEKS ENDED
                                               OCTOBER 11, 2004                   OCTOBER 13, 2003
                                               ----------------                   ----------------
                                          Amount           Percent             Amount           Percent
                                       ------------   -----------------    --------------   ---------------
Cost of restaurant sales:
Food and beverage                           $5,154               29.2%            $5,441             30.4%
Labor and related costs                      6,003               34.0%             5,913             33.0%
Restaurant operating costs                   2,503               14.2%             2,438             13.6%
Occupancy costs                              1,108                6.3%             1,108              6.2%
Depreciation and amortization                  467                2.7%               441              2.5%
Restaurant opening and closing
expenses                                        --                  --                --                --
                                       ------------   -----------------    --------------   ---------------
  Total Cost of Restaurant Sales           $15,235               86.4%           $15,341             85.7%
                                       ============   =================    ==============   ===============

                                          RESTAURANT COSTS & EXPENSES        RESTAURANT COSTS & EXPENSES
Dollar amounts in thousands                 FOR THE 12 WEEKS ENDED             FOR THE 12 WEEKS ENDED
                                               OCTOBER 11, 2004                   OCTOBER 13, 2003
                                               ----------------                   ----------------
                                          Amount           Percent             Amount           Percent
                                       ------------   -----------------    --------------   ---------------
Cost of restaurant sales:
Food and beverage                           $2,311               29.5%            $2,341             29.9%
Labor and related costs                      2,586               33.0%             2,514             32.1%
Restaurant operating costs                   1,120               14.3%             1,060             13.5%
Occupancy costs                                488                6.2%               472              6.0%
Depreciation and amortization                  200                2.6%               189              2.4%
Restaurant opening and closing
expenses                                        --                  --                --                --
                                       ------------   -----------------    --------------   ---------------
  Total Cost of Restaurant Sales            $6,705               85.6%            $6,576             83.9%
                                       ============   =================    ==============   ===============

The Company operated 15 restaurants and 13 delis during 2003 and 2004. Restaurant costs and expenses as a proportion of sales increased 1.7% for the 12-week period ended October 11, 2004 over the comparable period in 2003. 1.4% of this increase is attributable to the decrease in lottery revenue resulting from the new contract. For the 28 week period ended October 11, 2004, food and beverage expenses decreased by 1.2% of sales, principally due to a decline in sales of low margin items at the Company's deli operations during the first fiscal quarter. Food and beverage costs at the Company's Elmer's restaurants increased .3% of sales while labor and related costs increased .6%.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 8.9% and 8.1% of total revenue for the 12 and 28 weeks ended October 11, 2004, compared to 8.7% and 7.6% in the comparable period in 2003. Corporate wages were up $30,000 due to additional marketing and franchise support expenses.

LOSS (GAIN) ON LAND, BUILDINGS AND EQUIPMENT. Loss on sale of land, buildings and equipment increased from 0.0% of sales for the 12 weeks ending October 13, 2003 to .2% for the current quarter. The Company sold the Palm Springs restaurant to a franchisee for a net gain of approximately $129,000. The Company recognized a $140,000 impairment loss on the write down of property and equipment from a carrying value of approximately

$155,000 to a fair value of $15,000. The loss arises from the anticipated closure of a restaurant when the lease will not be renewed.

INCOME FROM OPERATIONS. Income from operations decreased $233,187 to $964,534 year to date.

NON-OPERATING INCOME/(EXPENSE). Non-operating expense was (1.2)% and (1.0)% of total revenues for the 12 and 28 weeks ended October 11, 2004 compared to (.8)% and (.9)% of total revenues in the comparable period in 2003. The Company had a gain on marketable securities of $8,800 for the 12 weeks ending October 11, 2004 against a gain of $11,000 for the 12 weeks ending October 13, 2003. For the 28 weeks ending October 11, 2004 gains on marketable securities were $10,800 compared to a gain of $14,400 in marketable securities last year.

LIQUIDITY AND CAPITAL RESOURCES. As of October 11, 2004 the Company had cash and cash equivalents of approximately $2.2 million representing an increase from March 29, 2004 of approximately $566,000. Cash provided by operations was $445,000. Cash provided by investing activities was $191,000, principally from the sale of the Palm Springs restaurant, offset by capital expenditures of $397,000.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The
Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of October 11, 2004, the Company had outstanding indebtedness of $3.7 million with GE Capital and $1.5 million in real estate debt with Wells Fargo Bank.

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

The Wells Fargo Bank real estate debt agreement was amended in June 2003 to change the fixed interest rate of 8% to a variable interest rate based on LIBOR. In conjunction with this modification, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate at 6.17%. The mortgages now have a weighted-average maturity of 7.5 years, bear interest at an average of 6.0%, require monthly payments of principal and interest, and are collateralized by three real estate assets. As of October 11, 2004 the obligation under this agreement was $8,706 and resulted in the recognition of $14,579 (net of tax effect) in other comprehensive gain.

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

The Company believes that it will continue to be able to obtain adequate financing on acceptable terms for new restaurant construction, acquisitions and franchising and that cash generated from operations will be adequate to meet its financial needs and to pay operating expenses for the foreseeable future, although no assurances can be given.

CONTRACTUAL OBLIGATIONS
The Company makes a range of contractual commitments in the ordinary course of business and in conjunction with the acquisition and sale of restaurants. The following table shows the Company's contractual obligations:

                          Commitment expiration period
                            Total amount committed       1 year or less        1-3 years      4-5 years  5 years or more
-------------------------------------------------------------------------------------------------------------------------
Term debt                               $5,191,583             $429,889       $1,133,789     $1,236,324       $2,391,581
Operating leases                         4,448,385            1,199,416        1,636,619        988,323          624,027
Guarantees                               1,097,146              389,481          660,196         47,469                -
-------------------------------------------------------------------------------------------------------------------------
Totals                                 $10,737,114           $2,018,786       $3,430,604     $2,272,116       $3,015,608
                                       ===========           ==========       ==========     ==========       ==========


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-Q constitute "forward-looking statements" which we believe are reasonable and within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors relating to the Company's business, financial condition, and operations which may cause the actual results, performance, or achievements of Elmer's Restaurants, Inc. (individually and collectively with its subsidiaries, herein the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability to accomplish stated goals and objectives; successful integration of acquisitions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations, and terms of sites and contracts for restaurant development; changes in business strategy or development plans; changes in regulations affecting lottery commissions; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in costs associated with compliance, or the failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction and remodeling schedules; and other factors referenced in this Form 10-Q.

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

Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximated the book value at October 11, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's President and its Corporate Controller, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of October 11, 2004 on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are incorporated herein by this reference.

         b)       Reports on Form 8-K:

                  June 23, 2004 reporting fiscal year end financial results. August 6, 2004 reporting going private proposal.
                  September 2, 2004 reporting first quarter financial results.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Elmer's Restaurants, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Elmer's Restaurants, Inc.


                                        By: /s/ BRUCE N. DAVIS
                                        ---------------------------------------
                                        Bruce N. Davis
                                        Chief Executive Officer and President

Dated: November 18, 2004

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

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
         of Chief Executive Officer and President.                        19

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
         of Secretary and Corporate Controller.                           20

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Chief Executive Officer and President.                        21

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Secretary and Corporate Controller.                           22