Form 10-Q
period 2005-01-03
ELMERS RESTAURANTS INC
filed 2005-02-22
CIK 771214

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 3, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________


                         COMMISSION FILE NUMBER 0-14837

                            ELMER'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

            OREGON                 _______               93-0836824
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

 11802 S.E. Stark St.
   Portland, Oregon                   97216              (503) 252-1485
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Number of shares of Common Stock outstanding at February 15, 2005: 1,842,945

                            ELMER'S RESTAURANTS, INC.
                                      INDEX

                                                                                         PAGE
                                                                                        NUMBER

PART I:  FINANCIAL INFORMATION

         Item 1.           Financial Statements                                            3
                           Condensed Consolidated Balance Sheets,
                               January 3, 2005 (Unaudited) and March 29, 2004

                           Condensed Consolidated Statements of Income,                    4
                               12 and 40 weeks ended January 3, 2005 (Unaudited)
                               and January 5, 2004 (Unaudited)

                           Condensed Statement of Changes in Shareholders' Equity,         5
                               Forty weeks ended January 3, 2005 (Unaudited)

                           Condensed Consolidated Statements of Cash Flows,                6
                               Forty weeks ended January 3, 2005 (Unaudited)
                               and January 5, 2004 (Unaudited)

                           Notes to Condensed Consolidated Financial Statements            7

         Item 2.           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                         10

         Item 3.           Quantitative and Qualitative Disclosures about Market
                               Risk                                                       16

         Item 4.           Controls and Procedures                                        17

PART II: OTHER INFORMATION AND SIGNATURES

         Item 5.           Other Information                                              17

         Item 6.           Exhibits and Reports on Form 8-K                               17

                           Signatures                                                     18

                          PART 1 - Financial Information

Item 1.   Financial Statements

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       January 3, 2005           March 29, 2004
                                                                                    ----------------------    ---------------------
                                                                                         (Unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                        $            2,495,403    $           1,601,378
  Marketable securities                                                                           821,616                  930,196
  Accounts receivable                                                                             337,775                  261,669
  Notes receivable - franchisees and related parties, current portion                              48,838                   41,036
  Inventories                                                                                     377,809                  372,707
  Prepaid expenses and other                                                                      528,568                  476,159
  Income taxes receivable                                                                               -                  159,877
                                                                                    ----------------------    ---------------------

      Total current assets                                                                      4,610,009                3,843,022

  Notes receivable - franchisees and related parties, net of current portion                      146,479                  191,244
  Property, buildings and equipment, net                                                        8,863,175                9,325,050
  Goodwill                                                                                      4,897,743                4,897,743
  Intangible assets                                                                               602,709                  602,709
  Market value of interest rate swap agreement                                                        164                        -
  Other assets                                                                                    346,603                  185,561
                                                                                    ----------------------    ---------------------

      Total assets                                                                 $           19,466,882    $          19,045,329
                                                                                    ======================    =====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, current portion                                                   $              449,237    $             416,278
  Accounts payable                                                                              1,262,473                1,496,905
  Accrued expenses                                                                                453,192                  500,536
  Accrued payroll and related taxes                                                               438,274                  662,253
  Accrued income tax                                                                               69,078                        -
                                                                                    ----------------------    ---------------------

      Total current liabilities                                                                 2,672,254                3,075,972

  Notes payable, net of current portion                                                         4,637,094                4,916,157
  Deferred income taxes                                                                         1,397,473                1,396,000
  Deferred lease obligation                                                                       145,000                        -
  Obligation under interest rate swap                                                                   -                   33,005
                                                                                    ----------------------    ---------------------

      Total liabilities                                                                         8,851,821                9,421,134
                                                                                    ----------------------    ---------------------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value; 10,000,000 shares authorized, 1,840,900
  shares issued and outstanding.                                                                6,359,550                6,216,136
  Retained earnings                                                                             4,237,722                3,391,413
  Accumulated other comprehensive gain (loss), net of taxes                                        17,789                   16,646
                                                                                    ----------------------    ---------------------
      Total shareholders' equity                                                               10,615,061                9,624,195
                                                                                    ----------------------    ---------------------

      Total liabilities and shareholders' equity                                   $           19,466,882    $          19,045,329
                                                                                    ======================    =====================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       For the forty weeks ended                  For the twelve weeks ended
                                                ----------------------------------------    ---------------------------------------
                                                   January 3,            January 5,             January 3,           January 5,
                                                      2005                  2004                   2005                 2004
                                                ------------------    ------------------    ------------------   ------------------
                                                   (Unaudited)          (Unaudited)             (Unaudited)          (Unaudited)

REVENUES                                             $ 25,499,856          $ 25,600,462           $ 7,862,082          $ 7,705,568
                                                ------------------    ------------------    ------------------   ------------------

COSTS AND EXPENSES:

Cost of restaurant sales:
  Food and beverage                                     7,488,581             7,689,431             2,334,374            2,248,565
  Labor and related costs                               8,596,177             8,494,869             2,593,672            2,582,048
  Restaurant operating costs                            3,622,354             3,515,805             1,119,212            1,077,687
  Occupancy costs                                       1,582,137             1,581,561               474,396              473,752
  Depreciation and amortization                           710,224               632,967               242,730              191,710
  Restaurant opening costs                                      -               127,776                     -              127,776
General and administrative expenses                     2,003,878             1,868,970               577,018              517,039
Net (gain) loss on disposition of property               (128,278)                4,071                   731                    -
Net loss on impairment of equipment                       140,000                     -                     -                    -
                                                ------------------    ------------------    ------------------   ------------------

                                                       24,015,073            23,915,450             7,342,133            7,218,577
                                                ------------------    ------------------    ------------------   ------------------

INCOME FROM OPERATIONS                                  1,484,783             1,685,012               519,949              486,991

OTHER INCOME (EXPENSE):
Interest income                                            55,895                65,524                23,248               23,801
Interest expense                                         (307,042)             (294,090)              (82,705)             (85,560)
Loss on debt extinguishment                                     -               (32,500)                    -              (32,500)
Gain (loss) on sale of marketable securities               10,673                57,838                  (136)              43,419
                                                ------------------    ------------------    ------------------   ------------------

  Income before provision for income taxes              1,244,309             1,481,784               460,356              436,151

  Income tax provision                                   (398,000)             (499,000)             (147,000)            (147,000)
                                                ------------------    ------------------    ------------------   ------------------

NET INCOME                                              $ 846,309             $ 982,784             $ 313,356            $ 289,151
                                                ==================    ==================    ==================   ==================

PER SHARE DATA:

  Net income per share - Basic                             $ 0.46                $ 0.48                $ 0.17               $ 0.14
                                                ==================    ==================    ==================   ==================

  Weighted average number of
  common shares outstanding - Basic                     1,825,276             2,036,441             1,836,514            2,024,149
                                                ==================    ==================    ==================   ==================

  Net income per share - Diluted                           $ 0.44                $ 0.46                $ 0.16               $ 0.14
                                                ==================    ==================    ==================   ==================

  Weighted average number of
  common shares outstanding - Diluted                   1,927,132             2,134,112             1,948,265            2,138,528
                                                ==================    ==================    ==================   ==================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                        Common Stock                                                   Total
                                                  -----------------------    Retained     Accumulated other         shareholders'
                                                    Shares        Amount     earnings  comprehensive gain (loss)       equity
                                                  ------------------------------------ ------------------------- ------------------
BALANCE, March 29, 2004                            1,816,335   $6,216,136   $3,391,413                  $ 16,646       $ 9,624,195
  Stock option exercise                               24,565      124,414                                                  124,414
  Tax benefit from disqualified stock option
  exercise                                                         19,000                                                   19,000
  Comprehensive income:
    Net Income                                             -            -      846,309                         -           846,309

    Change in net unrealized gain (loss) on
    available for sale securities, net of taxes                                                          (18,556)          (18,556)

    Change in fair market value of interest rate
    swap agreement, net of taxes                                                                          19,699            19,699
-------------------------------------------------------------------------------------- ------------------------- ------------------
Total comprehensive income                                                     846,309                     1,143           847,452

                                                  ------------------------------------ ------------------------- ------------------
BALANCE, January 3, 2005                           1,840,900   $6,359,550   $4,237,722                  $ 17,789       $10,615,061
                                                  ==================================== ========================= ==================

(unaudited)


























    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ELMER'S RESTAURANTS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the forty weeks ended
                                                                                    ------------------------------------------
                                                                                        January 3,              January 5,
                                                                                          2005                     2004
                                                                                    -------------------      -----------------
                                                                                       (unaudited)              (unaudited)

Cash flows from operating activities:
Net income                                                                           $         846,309        $       982,784
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                              710,224                632,967
    (Gain) loss on disposition of equipment                                                   (128,278)                 4,071
    Loss of impairment of equipment                                                            140,000                      -
    Gain on sale of marketable securities                                                      (10,673)               (57,838)
    Loss on debt extinguishment                                                                      -                 32,500
    Changes in assets and liabilities:
      Current assets                                                                          (108,757)              (371,715)
      Other assets                                                                             (56,042)               138,115
      Accounts payable                                                                        (234,432)               452,683
      Accrued expenses                                                                         (75,869)               163,344
      Accrued payroll and related taxes                                                       (223,979)                69,890
      Income taxes                                                                             247,955                389,500
                                                                                    -------------------      -----------------

        Net cash provided by operating activities                                            1,106,458              2,436,301
                                                                                    -------------------      -----------------

Cash flows from investing activities:
  Additions to property, buildings and  equipment                                             (639,703)            (2,587,880)
  Purchases of available-for-sale securities                                                  (353,100)            (1,097,384)
  Proceeds from sale of available-for-sale securities                                          441,599              1,086,986
  Principal collected on note receivables                                                       36,963                128,608
  Proceeds from sale of assets                                                                 423,500                  4,900
  Construction in progress                                                                           -                      -
                                                                                    -------------------      -----------------

        Net cash  provided by (used in) investing activities                                   (90,741)
                                                                                    -------------------      -----------------

Cash flows from financing activities:
  Issuance of notes payable                                                                     68,493              1,199,648
  Repurchase of convertible notes                                                                    -               (682,500)
  Net change in principal debt service accounts                                                      -                208,929
  Payments on notes payable                                                                   (314,599)              (272,117)
  Repurchase of common stock                                                                         -               (151,750)
  Sale of common stock under stock option plan                                                 124,414                      -
                                                                                    -------------------      -----------------

        Net cash (used in) provided by financing activities                                   (121,692)               302,210
                                                                                    -------------------      -----------------

        Net change in cash and cash equivalents                                                894,025                273,741

Cash and cash equivalents, beginning of period                                               1,601,378              2,200,263
                                                                                    -------------------      -----------------

Cash and cash equivalents, end of period                                            $        2,495,403       $      2,474,004
                                                                                    ===================      =================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                          $          224,337       $        208,530
                                                                                    ===================      =================

  Income taxes                                                                      $          114,957       $         53,500
                                                                                    ===================      =================

Supplemental disclosures of non-cash transactions:
  Deferred lease obligation recognized on lease renewal                             $          145,000       $              -
                                                                                    ===================      =================
  Change in unrealized (gain) loss on available-for-sale securities, net of taxes   $          (18,556)      $         60,572
                                                                                    ===================      =================
  Change in fair market value of interest rate swap agreement, net of taxes         $           19,699       $         (4,633)
                                                                                    ===================      =================
  Tax benefit from disqualified stock option exercise                                           19,000                      -
                                                                                    ===================      =================
  Note receivable issued for franchise fee receivable                               $                -       $        123,000
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

The Company had comprehensive income of $847,452 for the forty weeks ended January 3, 2005. This was composed of net income of $846,309 and an increase in the market value of an interest rate swap agreement of $19,699 (net of taxes), offset by a decline in the market value of available-for-sale securities of $18,556 (net of taxes).

INTEREST RATE SWAP AGREEMENT - In June 2003, in conjunction with the modification of the Wells Fargo Bank real estate debt agreement discussed below, the Company entered into an interest rate swap agreement with Wells Fargo Bank to reduce the impact of changes in interest rates on its floating rate mortgage. The debt modification and related swap agreement effectively changes the Company's interest rate exposure on the Wells Fargo Bank real estate debt to a fixed percentage rate of 6.17%. The notional amount of the swap agreement as of January 3, 2005 was $1.0 million. The interest rate swap agreement matures May 24, 2010.

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

The interest rate swap agreement qualifies as a cash flow hedge under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that the fair value of derivative instruments be recorded and changes in the fair value of the derivative instruments be recognized in other comprehensive income. As of January 3, 2005 the market value of the swap agreement was $164 and results in the recognition of $19,699 (net of tax effect) in other comprehensive gain during the 40 weeks then ended.

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

Under SFAS No. 123 no compensation cost has been recognized for the plan. Had compensation cost for the stock-based compensation plan been determined, based on the fair value of options at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                     January 3, 2005                    January 5, 2004
                                                     ---------------                    ---------------
                                                  12 weeks         40 weeks          12 weeks         40 weeks
                                                  --------         --------          --------         --------
Net income - as reported (unaudited)              $313,356         $846,309          $289,151         $982,784
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                         (7,242)         (24,138)          (18,326)         (61,087)
                                            ---------------     ------------      ------------    -------------
Net income - pro forma                            $306,114         $822,171          $270,825         $921,697
                                            ===============     ============      ============    =============

Basic earnings per share - as reported               $0.17            $0.46             $0.14            $0.48
Diluted earnings per share - as reported             $0.16            $0.44             $0.14            $0.46
Basic earnings per share - pro forma                 $0.17            $0.46             $0.13            $0.45
Diluted earnings per share - pro forma               $0.16            $0.43             $0.13            $0.43

As of January 3, 2005 the Company had outstanding option grants for 413,537 shares, of which 307,419 options were vested. As of January 5, 2004 the Company had outstanding option grants for 460,624, shares of which 280,502 options were vested.

GUARANTEES - In connection with the sale of three Elmer's restaurants to Southern Oregon Elmer's LLC (the "Buyer") in May 2002, the Company agreed to guarantee Grants Pass and Medford real estate leases until April 2007 and a Roseburg real estate lease which could extend until 2018 if all options are exercised by the Buyer. The Company is also a guarantor on a franchisee lease in Nampa, Idaho until 2007. The Company is a guarantor of the lease on the Company's recently refranchised Palm Springs location until April 2007 and on a rolling twelve-month basis thereafter until 2020. In all cases, the franchisees have indemnified the Company against all losses incurred as guarantor. In addition, the franchisees' principals and their spouses have personally guaranteed the franchisee's indemnification obligation.

In the event of default by the franchisee of the guaranteed lease, the Company could be required to pay all rent and other payments due under the terms of the leases. As of January 3, 2005, the maximum potential liability under these guarantees is $1,009,223. In the event of default, the Company expects it would exercise its right to reoccupy and continue to operate the restaurants.

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

The acquisition group filed a Schedule TO with the SEC on December 20, 2004. The tender offer is an offer to purchase all outstanding shares not owned by the acquisition group at a cash price of $7.50 per share. February 17, 2005 the acquisition group extended the tender offer until March 10, 2005. The group reported that sufficient shares had been tendered as of February 2, 2005 to control 89% of the outstanding shares of the Company's stock. The acquisition group has announced their intent, if successful in the tender offer, to take the Company private and to de-register the Company as a reporting company under the Securities Exchange Act of 1934. Copies of all SEC filings related to the tender offer are available, free of charge, at the SEC's website www.sec.gov, or at the Company's website, www.elmers-restaurants.com.

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

Franchise Opening
-----------------

Elmer's newest franchised restaurant opened on January 24, 2005. This 5,900 square foot restaurant in Walla Walla, Washington was constructed next to a new Holiday Inn Express also owned by the franchise group.

On January 24, 2005 the Company signed a 25-year franchise agreement with the new owner of the franchised Elmer's located in Vancouver, Washington (Andresen location).

On September 7, 2004 a franchised restaurant opened in Eugene, Oregon. The 6,000 square foot restaurant in Eugene, Oregon occupies a converted Izzy's restaurant site.

On June 28, 2004 the company signed a 25-year franchise agreement with the new owner of the franchised Elmer's located in Pocatello, ID.

On March 15, 2004 a 4,500 square foot franchise restaurant in Corvallis, Oregon opened. It occupies a converted Lyon's restaurant site.

On July 21, 2003 a 5,000 square foot franchise restaurant in Coeur d'Alene, Idaho opened. It occupies a converted Village Inn site.

Lottery Commission
------------------

March 31, 2004, the Oregon Lottery Commission approved a new six-year retailer contract effective June 27, 2004. The impact of this contract is discussed further under Revenues on page 13.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123 (revised 2004) - In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

This Statement is effective for public entities as of the beginning of the first interim reporting period that begins after June 15, 2005. Management estimates that the effect of adopting this Statement will result in the recognition of approximately $16,600 of additional compensation expense, net of taxes, during fiscal year 2006.

On September 30, 2004, FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16," of EITF issue No. 03-1, "The Meaning of

Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue 03-1. The Board has delayed the effective date to provide further implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of EITF Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1-a. Management does not anticipate adoption of EITF Issue 03-1-a will have a significant impact upon the Company's consolidated financial statements.



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

The Company franchises or operates a total of 34 full-service, family-oriented restaurants, with a warm, friendly atmosphere and comfortable furnishings. Most of the restaurants are decorated in a home style, with fireplaces in the dining rooms. The restaurants are primarily freestanding buildings, ranging in size from 4,600 to approximately 9,000 square feet with seating capacities ranging from 120 to 220. A portion of the dining room in most restaurants may also be used for private group meetings by closing it off from the public dining areas. The menu offers an extensive selection of items for breakfast, lunch and dinner.

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

Property, Buildings and Equipment
---------------------------------
When the Company purchases property, buildings and equipment, the assets are recorded at cost. However, when the Company acquires an operating restaurant or business, the Company must allocate the purchase price between the fair market value of the tangible assets acquired and any excess to goodwill. The fair market value of restaurant equipment fixtures and furnishings in an operating restaurant is difficult to separate from the going concern value of the restaurant. Most of the value of the equipment is due to the fact that it is in the restaurant and working. The Company values in-place equipment with reference to replacement cost, age and condition, and utility in its intended use.

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

Depreciation
------------
Property, buildings and equipment are depreciated using the straight-line method over their estimated useful lives. The useful lives of the individual assets are estimated by the Company's management based upon their experience in the restaurant industry. Generally buildings are depreciated over 35 years and equipment is depreciated over a range of 3 to 10 years. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. Periodically the Company reviews the net book value of its depreciable assets to determine if there is any possible impairment of value. The Company recognized a $140,000 impairment loss on the write down of property and equipment with a carrying value of approximately $155,000 to a fair value of $15,000 during the twelve weeks ended July 19, 2004. Differences between the realized lives and the estimated lives could result in changes to the Company's results from operations in future years as well as changes in the rate of recurring capital expenditures.

The Company recently undertook a comprehensive review of its accounting practices for leases and amortization of leasehold improvements, in light of a public letter published February 7, 2005 by Donald T. Nicolaisen, Chief Accountant for the Securities and Exchange Commission. The Company has determined that any resulting variances would not have a material affect on the Company's financial statements.

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

In Note 1 Basis of Presentation, we provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. A change to recognize compensation expense for all options granted using a fair value approach in regularly reported financial results would have a significant impact on our results of operations.

HIGHLIGHTS OF HISTORICAL RESULTS. The Company reported net income of $313,356 and $846,309, or $.17 and $.46 in basic earnings per share, for the 12 and 40-week periods ended January 3, 2005. These results are compared to reported net income of $289,151 and $982,784, or $.14 and $.48 per share for the 12 and 40-week periods ended January 5, 2004. The Company's total assets as of January 3, 2005 were $19.3 million, which is an increase of approximately $.3 million over total assets as of March 29, 2004. In the 40 weeks ended January 3, 2005, working capital increased approximately $1,111,000 while notes payable (net of current portion) decreased $279,000. Cash provided by operating activities totaled ($1,106,458) for the 40 weeks ended January 3, 2005 compared to $2,436,301 for the 40 weeks ended January 5, 2004. The decrease in cash provided from operations is primarily attributable to the timing of payroll tax and worker's compensation insurance premiums as well as pay down of negative working capital attributable to the sale of the Palm Springs restaurant.

COMPARISON OF RESULTS OF OPERATIONS. The following discussion and analysis presents the Company's results of operations for the 12 and 40-week periods ended January 3, 2005 and January 5, 2004.

For the 12 and 40-week periods ended January 3, 2005, the Company's net income increased 8.4% and decreased 13.9% from the comparable periods ended January 5, 2004. Net income as a percentage of total revenue decreased from 3.8% for the 40-week period ended January 5, 2004, to 3.3% for the 40 weeks ended January 3, 2005, primarily due to changes in the lottery contract with the State of Oregon. Net income as a percentage of total revenue increased from 3.8% for the 12-week period ended January 5, 2004, to 4.0% for the 12 weeks ended January 3, 2005.

                                                    RESULTS OF OPERATIONS         RESULTS OF OPERATIONS
Dollar amounts in thousands except per share       FOR THE 40 WEEKS ENDED         FOR THE 40 WEEKS ENDED
data
                                                       JANUARY 3, 2005               JANUARY 5, 2004
                                                       ---------------               ---------------
                                                                Percent of                       Percent of
                                                 Amount          Revenues          Amount         Revenues
Revenues                                           $25,500          100.0 %          $25,600        100.0 %
Restaurant costs and expenses                       21,999           86.3 %           22,042         86.1 %
General and administrative expenses                  2,004            7.9 %            1,869          7.3 %
Loss (Gain) on sale of land, buildings and
equipment and loss on impairment                        12             .1 %                4           --
 Income from operations                              1,485            5.8 %            1,685          6.6 %
Non operating income (expense)                        (240)           (.9)%             (203)         (.8)%
Net income                                             846            3.3 %              983          3.8 %

Basic earnings per share                             $0.46                             $0.48

                                                    RESULTS OF OPERATIONS         RESULTS OF OPERATIONS
Dollar amounts in thousands except per share       FOR THE 12 WEEKS ENDED         FOR THE 12 WEEKS ENDED
data
                                                       JANUARY 3, 2005               JANUARY 5, 2004
                                                       ---------------               ---------------
                                                                Percent of                       Percent of
                                                 Amount          Revenues          Amount         Revenues
Revenues                                            $7,862          100.0 %           $7,705        100.0 %
Restaurant costs and expenses                        6,764           86.0 %            6,701         87.0 %
General and administrative expenses                    577            7.4 %              517          6.7 %
Loss (Gain) on sale of land, buildings and
equipment and loss on impairment                         1             -- %               --           -- %
 Income from operations                                520            6.6 %              487          6.3 %
Non operating income (expense)                        (60)            (.8)%              (51)         (.7)%
Net income                                             313            4.0 %              289          3.8 %

Basic earnings per share                             $0.17                             $0.14

                                          REVENUES                        REVENUES
Dollar amounts in thousands        FOR THE 40 WEEKS ENDED          FOR THE 40 WEEKS ENDED
                                       JANUARY 3, 2005                JANUARY 5, 2004
                                       ---------------                ---------------
                                               Percent of                  Percent of
                                   Amount       Revenues       Amount       Revenues
                                ------------  ------------  ------------  ------------
Restaurant operations:
Restaurant sales                    $21,281         83.5%       $21,476         83.9%
Lottery                               3,197         12.5%         3,268         12.8%
                                ------------  ------------  ------------  ------------
                                     24,478         96.0%        24,744         96.7%

Franchise operations                  1,022          4.0%           856          3.3%
                                ------------  ------------  ------------  ------------

Total revenues                      $25,500        100.0%       $25,600        100.0%
                                ============  ============  ============  ============

                                          REVENUES                        REVENUES
Dollar amounts in thousands        FOR THE 12 WEEKS ENDED          FOR THE 12 WEEKS ENDED
                                       JANUARY 3, 2005                JANUARY 5, 2004
                                       ---------------                ---------------

                                               Percent of                  Percent of
                                   Amount       Revenues       Amount       Revenues
                                ------------  ------------  ------------  ------------
Restaurant operations:
Restaurant sales                     $6,544         83.2%        $6,477         84.0%
Lottery                               1,044         13.3%           992         12.9%
                                ------------  ------------  ------------  ------------
                                      7,588         96.5%         7,469         96.9%

Franchise operations                    274          3.5%           236          3.1%
                                ------------  ------------  ------------  ------------

Total revenues                       $7,862        100.0%        $7,705        100.0%
                                ============  ============  ============  ============

REVENUES. Revenues for the 12 and 40 weeks ended January 3, 2005 were 2.0% more and .4% less, respectively, than for the comparable periods in 2004. Revenues from same store restaurant operations showed an increase of 3.3% and (0.6%) for the 12 and 40 weeks ended January 3, 2005 respectively, over the comparable periods in 2004. Same store sales at the core Elmer's brand increased 1.6% and decreased 0.3% for the 12 and 40 weeks ended January 3, 2005. The Company defines same store sales as restaurants that were Company owned and operating continuously from April 1, 2003 through January 3, 2005. Revenue from franchise operations increased $38,000 in the third quarter due to increases in initial franchise fees as well as increases in royalty income.

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

The Lottery has installed additional terminals in most Company locations and the Company expects year over year sales increases to reduce, but not eliminate, the impact of the new lower rates. The $93,000 impact in the quarter ended July 19, 2004 was more than offset by increased sales prior to the contracts effective date of June 27, 2004. For the quarter ended October 11, 2004, lottery commissions declined by $135,000 from the prior year. For the quarter ended January 3, 2005 lottery commissions increased by $52,000 from the prior year.

RESTAURANT COSTS AND EXPENSES. A comparison of restaurant costs and expenses as a percent of revenue for the 40 and 12 weeks ended January 3, 2005 and January 5, 2004 are as follows:

                                          RESTAURANT COSTS & EXPENSES        RESTAURANT COSTS & EXPENSES
Dollar amounts in thousands                 FOR THE 40 WEEKS ENDED             FOR THE 40 WEEKS ENDED
                                                JANUARY 3, 2005                    JANUARY 5, 2004
                                                ---------------                    ---------------
                                          Amount           Percent             Amount           Percent
                                        ----------       -----------         ----------       -----------
Cost of restaurant sales:
Food and beverage                           $7,489             29.4%             $7,689             30.0%
Labor and related costs                      8,596             33.7%              8,495             33.2%
Restaurant operating costs                   3,622             14.2%              3,516             13.7%
Occupancy costs                              1,582              6.2%              1,581              6.2%
Depreciation and amortization                  710              2.8%                633              2.5%
Restaurant opening and closing
expenses                                        --               --                 128               .5%
                                        ----------       -----------         ----------       -----------
  Total Cost of Restaurant Sales           $21,999             86.3%            $22,042             86.1%
                                        ==========       ===========         ==========       ===========

                                          RESTAURANT COSTS & EXPENSES        RESTAURANT COSTS & EXPENSES
Dollar amounts in thousands                 FOR THE 12 WEEKS ENDED             FOR THE 12 WEEKS ENDED
                                                JANUARY 3, 2005                    JANUARY 5, 2004
                                                ---------------                    ---------------
                                          Amount           Percent             Amount           Percent
                                        ----------       -----------         ----------       -----------
Cost of restaurant sales:
Food and beverage                           $2,334             29.7%             $2,248             29.2%
Labor and related costs                      2,594             33.0%              2,582             33.5%
Restaurant operating costs                   1,119             14.2%              1,078             14.0%
Occupancy costs                                474              6.0%                474              6.1%
Depreciation and amortization                  243              3.1%                192              2.5%
Restaurant opening and closing
expenses                                        --                --                128              1.7%
                                        ----------       -----------         ----------       -----------
  Total Cost of Restaurant Sales            $6,764             86.0%             $6,701             87.0%
                                        ==========       ===========         ==========       ===========

The Company operated 15 restaurants and 13 delis during 2003 and 2004. Restaurant costs and expenses as a proportion of sales decreased 1.0% for the 12-week period ended January 3, 2005 over the comparable period in 2004. For the 40-week period ended January 3, 2005, food and beverage expenses increased by ..5% of sales, principally due to a decline in sales of low margin items at the Company's deli operations during the first fiscal quarter. Food and beverage costs at the Company's Elmer's restaurants increased .54% of sales while labor and related costs increased 1.0%.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses were 7.4% and 7.9% of total revenue for the 12 and 40 weeks ended January 3, 2005, compared to 6.7% and 7.3% in the comparable periods in 2004. Corporate wages were up $100,000 due to additional marketing and franchise support expenses.

LOSS (GAIN) ON LAND, BUILDINGS AND EQUIPMENT. Loss on sale of land, buildings and equipment increased from 0.0% of sales for the 12 weeks ending January 5, 2004 to .1% for the current quarter. The Company sold the Palm Springs restaurant to a franchisee for a net gain of approximately $129,000. The Company recognized a $140,000 impairment loss on the write down of property and equipment from a carrying value of approximately $155,000 to a fair value of $15,000. The Company was not prepared to exercise its renewal option without significant rent concessions from the landlord, and over six months of negotiations, the landlord had not indicated any willingness to do so. A loss was recognized when management determined that it was likely that a restaurant lease would not be renewed. However, in December 2004, the Company reached a five-year renewal agreement with the landlord which included a $145,000 rent concession. The rent concession is recorded as a deferred lease obligation and will be amortized over the renewal period as a reduction to rent expense.

INCOME FROM OPERATIONS. Income from operations decreased $200,229 to $1,484,783 year to date when compared with the prior year to date period.

NON-OPERATING INCOME/(EXPENSE). Non-operating expense was (.8)% and (.9)% of total revenues for the 12 and 40 weeks ended January 3, 2005 compared to (.7)% and (.8)% of total revenues in the comparable period in 2004. The Company had a loss on marketable securities of $136 for the 12 weeks ending January 3, 2005 against a gain of $8,800 for the 12 weeks ending January 5, 2004. For the 40 weeks ending January 3, 2005 gains on marketable securities were $10,673 compared to a gain of $10,800 in marketable securities last year.

LIQUIDITY AND CAPITAL RESOURCES. As of January 3, 2005 the Company had cash and cash equivalents of approximately $2.5 million representing an increase from March 29, 2004 of approximately $900,000. Cash provided by operations was $1,100,000. Cash used in investing activities was $91,000, principally from the capital expenditures of $640,000 and partially offset by sale of the Palm Springs restaurant.

The Company's primary liquidity needs arise from debt service on indebtedness, operating lease requirements and the funding of capital expenditures. The
Company's primary source of liquidity during the year is the operation of its restaurants, franchise fees earned from its franchisees, cash on hand, and borrowings. As of January 3, 2005, the Company had outstanding indebtedness of $3.7 million with GE Capital and $1.4 million in real estate debt with Wells Fargo Bank.

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

The Wells Fargo Bank real estate debt agreement was amended in June 2003 to change the fixed interest rate of 8% to a variable interest rate based on LIBOR. In conjunction with this modification, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate at 6.17%. The mortgages now have a weighted-average maturity of 7.5 years, bear interest at an average rate of 6.0%, require monthly payments of principal and interest, and are collateralized by three real estate assets. As of January 3, 2005 the market value under this agreement was $164 and resulted in the recognition of $19,699 (net of tax effect) in other comprehensive gain.

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

CONTRACTUAL OBLIGATIONS
The Company makes a range of contractual commitments in the ordinary course of business and in conjunction with the acquisition and sale of restaurants. The following table shows the Company's contractual obligations:

                          Commitment expiration period
                            Total amount committed       1 year or less        1-3 years      4-5 years  5 years or more
-------------------------------------------------------------------------------------------------------------------------
Term debt                               $5,086,331             $449,237       $1,214,578     $1,152,141       $2,270,375
Operating leases                         4,783,266            1,214,302        1,831,244      1,194,795          542,925
Guarantees                               1,009,223              393,115          592,373         23,735                -
-------------------------------------------------------------------------------------------------------------------------
Totals                                 $10,878,820           $2,056,654       $3,638,195     $2,370,671       $2,813,300
                                       ===========           ==========       ==========     ==========       ==========


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-Q constitute "forward-looking statements" which we believe are reasonable and within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors relating to the Company's business, financial condition, and operations which may cause the actual results, performance, or achievements of Elmer's Restaurants, Inc. (individually and collectively with its subsidiaries, herein the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability to accomplish stated goals and objectives; successful integration of acquisitions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations, and terms of sites and contracts for restaurant development; changes in business strategy or development plans; changes in regulations affecting lottery commissions; availability of gambling outlets that compete with lottery games; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in costs associated with compliance, or the failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction and remodeling schedules; and other factors referenced in this Form 10-Q.

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

Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations. The fair value of financial instruments approximated the book value at January 3, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's President and its Corporate Controller, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of January 3, 2005 on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

         b)       Reports on Form 8-K:

                  June 23, 2004 reporting fiscal year end financial results. August 6, 2004 reporting going private proposal.
                  September 2, 2004 reporting first quarter financial results. November 18, 2004 reporting second quarter financial results. December 21, 2004 reporting receipt of tender offer proposal for going private transaction.
                  February 18, 2005 reporting a potential change to a material contract.

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


                            Elmer's Restaurants, Inc.


                            By: /s/ BRUCE N. DAVIS
                                -------------------------------------
                               Bruce N. Davis
                               Chief Executive Officer and President

Dated: February 22, 2005

                                  EXHIBIT INDEX


Exhibit                                                                                      Sequential
  No.             Description                                                                 Page No.


3 (i) Restated Articles of Incorporation of the Company (Incorporated herein by reference from Exhibit No. 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988.)

3 (ii) By-Laws of the Company, as amended. (Incorporated herein by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended March 31, 1990.)

31.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
         of Chief Executive Officer and President.                                               20

31.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
         of Secretary and Corporate Controller.                                                  21

32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Chief Executive Officer and President.                                               22

32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
         of Secretary and Corporate Controller.                                                  23